Form 10KSB40
period 1997-12-31
KIT KARSON CORP
filed 1998-06-23
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
                  Commission file number: 0-10301

                            KIT KARSON CORPORATION

          A WASHINGTON CORPORATION                IRS No. 91-1067265

                            4201 East Interstate 20
                           Willow Park, Texas 76087

                                 817-341-1477

         Securities registered pursuant to Section 12 (b) of the Act:

                                     None

         Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, no par value

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
past 90 days.                              Yes [ ]    No    [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 5, 1998 was approximately $4,548,302 and consisted of approximately 20,674,104 shares of no par value common stock.

On December 31, 1997 the Registrant had 49,959,356 shares of Common Stock outstanding with no par value.

                                    Part  I

Item 1.   Description of Business.

(a)  General Development of Business

Kit Karson Corporation (the Company) was incorporated under the laws of Washington on March 1, 1979. The Company's office is located at 4201 I-20 East Service Road, Willow Park, Texas 76087.

During the period from March 1, 1979 to March 31, 1981, the Company conducted no substantial business, received no material income and had no material assets or liabilities. On March 31, 1981 a new management group took control and moved the office from Spokane, Washington to Wichita, Kansas. This new management group conducted the Company's operations in two primary segments; oil and gas and real estate. The Company's activities from March 31, 1981 through December 31, 1984 were limited due to the availability of funds, however, the Company did enter into a purchase agreement for an office building in Wichita, Kansas and several oil and gas projects plus made a few stock acquisitions during this period of time. Unfortunately, the investments did not sustain the Company and the raising of additional working capital became more difficult causing the Company to become inactive.

The Company has not been involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation during the dormant years from January 1, 1985 through September 30, 1997. However, on October 8, 1997 an agreement was made to revive the Company by issuing 14,150,000 shares of stock to Harold (Hayseed) Stephens for certain oil and gas properties located in Parker County, Texas. On December 22, 1997, Mr. Stephens became President of the Company and the oil and gas interests were approved to be assigned to the Company for 14,150,000 shares.

(b)  Financial Information About Industry Segments

The Company's revenues for the past three years have been solely derived from one gas well located in Beaver County, Oklahoma in which the Company owns a 4.6125% working interest. The Company's interest in this well generated $1,934 in 1997, $1,671 in 1996 and $1,413 in 1995. The Company
does not have any other oil and gas assets as of December 31, 1996. See Items 6 and 7, "Management's Discussion and Analysis or Plan of Operation" and "Financial Statements".

(c) Narrative Description of Business

The Company was seeking working capital during the years 1985 through 1987 to continue it operations; however, the collapse of the oil industry in 1986/87 caused funding to became even more difficult. The lack of working capital led the Company to become dormant. During the years of being dormant various opportunities were presented to the management to revive the Company. Each opportunity was either not favorable to the Company or was not able to close due to lack of financial commitment or strength by the various interested parties.

Competition and Markets

The oil and gas industry is highly competitive in all of its phases, with competition for favorable prospects being particularly intense. The Company believes that price, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. The Company competes with independent operators and occasionally major oil companies, a number of which have substantially greater technical and financial resources than the Company.

States and countries and other jurisdictions in which the Company plans to have operations regulate the exploration, development, production and prices on the sale of oil and gas. The Federal Power Commission regulates the sale of natural gas production sold in interstate commerce and the U.S. Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowable, import quotes, competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of the Company.

On December 31, 1997, 40 degree oil (good gravity crude) was selling for approximately $19.21 per barrel, compared to a December 31, 1996 figure of $20.43 per barrel. Prices also vary according to gravity.

Foreign Taxes and United States Tax Credits

The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the "Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

Other Regulations

Oil and gas operations are and will be subject to federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Furthermore regulations existing or imposed upon the Company at the time of its acquisition of properties may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments or the imposition of additional foreign taxes and partial foreign ownership requirements.

Personnel

The business of the Company has been carried on primarily by Arthur Sykes, President, during the dormant years. The directors, Jereta Sykes and Debra Vaughan, have devoted such time as has been necessary to carry on the Company's business. The Company has no bonus, pension, or profit sharing plans.

New directors and officers were appointed on December 22, 1997 when change of control occurred. The new president is Harold (Hayseed) Stephens and the Secretary/Treasurer is his wife, Mary Gene Stephens. The Company also added two new directors, Ivan Webb and Richard Fessler. For more information on the new officers and directors refer to Part III Item 9. "Directors and Executive Officers, Promoters and Control Persons".

The day to day operations are under the direction of Mr. and Mrs.
Stephens. The Company has two full time and three part time employees.

Definitions

"Gravity" is a measure of the density of an oil. As defined in the petroleum industry, a higher gravity corresponds to a lower density. Gravity of crude oils range from about 12 degrees (heavy oil) to 60 degrees (distillate or gasoline-like oil). Lower gravity oils are generally worth less, and they may require unconventional technology to produce.

"Gross production" as used herein is defined as the total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

"Initial Potential" (IP) is a test performed before any significant production from a well is marketed. An oil well potential is an indication of the maximum rate at which a well can produce. Usually, wells produce at lower rates than their potentials. Reasons for lower rates can involve natural decline, government regulations, difficulties with operations or infrastructure, and reservoir management considerations.

The term "overriding royalty" (ORRI) as used herein is defined as an interest carved out of the lessee's leasehold or working interest. Overriding royalties are payments calculated as a percentage of either gross production or gross revenue from a concession or lease, free and clear of production and operations costs, except for production taxes and marketing expenses.

The term "royalty" is generally defined as a share of the production reserved by the grantor of an oil or gas lease or concession. Customarily, the royalty interest is free of cost or expense incident to exploration, development, or production, except for production taxes and marketing expenses.

"Spudded in" means that drilling an oil or gas well has commenced.

The term "working interest" as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

Abbreviations

BOPD - barrels of oil per day       MCFG - thousand cubic feet gas
BOPM - barrels of oil per month     MMCFG - million cubic feet gas
BCF - billion cubic feet            WI - working interest
D&A - dry and abandoned

Item 2.  Description of Property.

On December 31, 1996 the Company only had four assets. Three of these assets were investments in stocks of which only one, Black Giant Oil Company, is still in existence and is currently listed on the Electronic Bulletin Board. The Company owned 87,400 shares of Black Giant Oil Company and on December 22, 1997 (date of change of control) had a market value of $2,622. The other two securities are considered to be worthless.

In addition to the marketable securities held by the Company, the Company also owned a 4.6125% working interest in a gas well in Beaver County, Oklahoma. This well, known as the Benjegerdes #1, is operated by Redstone Oil & Gas Company of Dallas, Texas. Revenues from this working interest for 1995 were $1,418 less operating expenses of $574 for a net income of $844 before taxes. In 1996 the revenues were $1,696 with operating expenses of $600, leaving a net income of $1,096 before taxes and in 1997 the revenues were $1,934 with operating expenses of $609, leaving a net income of $1,325 before taxes.

Subsequent Events

Change of control of the Company from Art Sykes to Hayseed Stephens was on December 22, 1997. At the time of change of control it was mutually agreed between these two parties that Art Sykes would receive the above mentioned assets as compensation for taking care of the Company during the dormant years and that Hayseed Stephens would vend in an oil and gas asset for 14,150,000 shares of stock. The following is a description of the oil and gas asset (Greenwood Gas Field) located in Parker County, Texas.

The Company acquired a 25% working interest on December 22, 1997 (effective date of January 1, 1998) in the Greenwood Gas Field located in Parker County, Texas. The Greenwood Gas Field is a developmental, multipay, Strawn Sand Field, located about 35 miles due west of Fort Worth. This 1100 acre field in the Fort Worth basin is in its early state of development, although there has been prolific production on it, and around it, since the 1960's. These particular leases were drilled initially to find production in the conglomerates. This proved unsuccessful, but a 2,800 foot Strawn Sand was discovered to be very successful in two wells on Greenwood leases. One well produced 310,000 MCFG, while the other one produced 244,000 MCFG in six years and they were both plugged while still producing, due to low gas prices in 1972.

The Greenwood Field was reactivated in 1984 to produce the left over gas from the 2,800 foot sand while gas prices were high. Then it was discovered that other shallower Strawn Sands also were very commercially productive. These wells are drilled on 40 to 80 acre spacing and each producing well in this field averages between 300,000 MCFG to 1BCF, only drilling to a depth of 3,000 feet. The known productive zones are located at 2,800 feet, 2,100 feet and 1,850 feet on the leases within the Greenwood Gas Field. Other potentially productive zones are also known in the area ranging from 500 feet to 1,600 feet.

There are currently 5 gas wells on the leases in which the Company owns a 25% working interest. Gas revenues from these wells for the Company's working interest is expected to be $35,000 for 1998 and could exceed $100,000 depending on the success of reworking certain wells and attempting to complete other wells in an un-produced formation.

A reserve report and equipment evaluation was prepared on the Greenwood leases in April, 1998. The reserve report reflects a fair value of $89,265 and the equipment is valued at $22,058 for the 25% working interest owned by Kit Karson.

Gas Reserves

No estimates of reserves were filed by the Company with any agencies in calendar year 1997.

The following table summarize certain information regarding the estimated proved natural gas reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by Pearl Engineering Consulting Service of Abilene, Texas, independent consulting engineering firm.

                              PROVED GAS RESERVES
                                 April 1, 1998

                                                         Gas
                                                        (Mcf)

Proved developed producing reserves                     41,549

Proved developed non-producing reserves                 86,406

Proved undeveloped reserves                            141,076
                                                       -------
Total proved reserves                                  269,031

The reserve data herein represent only estimates that are based on subjective determinations. Accordingly, the estimates are expected to change as additional information becomes available. Further, estimates of gas reserves, of necessity, are projections based on engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced.

Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods. Proved developed non-producing reserves consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack or market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well. Proved undeveloped reserves are those reserves which may be expected either from existing wells that will require major expenditure to develop or from undrilled acreage adjacent to productive units which are reasonably certain of production when drilled.

Item 3.  Legal Proceedings.

As of June 5, 1998, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No shareholder meetings were held in 1997, however subsequent to year end, a meeting was held on March 6, 1998. The shareholders approved the increase of the authorized shares from 50,000,000 to 100,000,000 and added 10,000,000 shares of preferred stock. The shareholders also elected new directors for 1998 (Hayseed Stephens, Ivan Webb and Richard Fessler).

                                    PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

The Company;s Common Stock is traded on the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol of KTKC. However, the stock did not trade during 1997. On January 23, 1998 the Company began trading and opened at 4 cents bid. On June 3, 1998 the stock price was 20 cent bid and 24 cent ask.

Approximate Number of Holders of Common Stock

    The approximate number of security holders of record of Kit Karson Corporation on June 3, 1998 was 896. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

Dividend Information

    The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

Prior to October, 1997 several attempts were made to keep the Company active. These attempts included contacting several companies, none of which materialized for various reasons.

On October 8, 1997, the management of the Company entered into an agreement with Hayseed Stephens where he would take over operations in conjunction with vending in certain oil and gas leases. Included in the agreement, Mr. Stephens agreed to cause the accounting and filings to become current with the Securities and Exchange Commission and other regulatory authorities.

Change of control of the Company from Art Sykes to Hayseed Stephens was on December 22, 1997. At the time of change of control it was approved by the board of directors of Kit Karson and Mr. Stephens that Mr. Sykes would receive the assets described in paragraphs 1 and 2 under Item 2 Description of Property, as compensation for taking care of the Company during the dormant years and that Hayseed Stephens would vend in a producing gas property in exchange for 14,150,000 shares of stock. Please see Item 2. Properties "Subsequent Events" and "Gas Reserves" for a description of this property (the Greenwood Gas Field).

The Company is currently in a il-liquid status as it has limited cash and only one asset since it was revived on December 22, 1997 by an agreement previously mentioned between the Company and Hayseed Stephens. The Company and Ness Energy International Inc. (Ness) an entity also controlled by Hayseed Stephens have entered into an acquisition agreement planned to occur during the month of June 1998. This acquisition will include cash of $400,000 to the Company, plus other assets of $314,000 - See Item 12 "Certain Relationships and Related Transactions" for more detail.

The new management has plans for additional financing of the Company's operations through Private Placement of the Company's common stock, Secondary Offering and the sale of working interests to fund drilling of wells.

The principle asset on both December 31, 1995 and 1996 was cash being $2,680 and $1,453 for these respective dates. The Company owned one interest in a gas well in Beaver County, Oklahoma, which was acquired by the Company without any cost in an agreement where after the investors recaptured their investment, a 4.6125% working interest would become effective. This interest was still in effect until it was assigned to Art Sykes being a part of the closing for the change of control which occurred on December 22, 1997.

Three of the Company's assets were investments in stocks of which only one, Black Giant Oil Company, is still in existence and is currently listed on the Electronic Bulletin Board. The Company owned 87,400 shares of Black Giant Oil Company which on December 22, 1997 (date of change of control) had a market value of $2,622. The other two securities are considered to be worthless.

Results of Operations

The Company's 4.6125% working interest in the Benjegerdes #1 produced revenues for 1995 of $1,418 less operating expenses of $574 for a net income of $844 before taxes. In 1996 the revenues were $1,696 with operating expenses of $600, leaving a net income of $1,096 before taxes. No other income was reported during these three years. In 1997 the revenues were $1,934 with operating expenses of $609, leaving a net income of $1,325 before taxes.

The non-producing properties being acquired from Ness offer a large upside potential for reserves and oil and gas revenues in the event the discovery wells planned to be drilled are as successful as projected. No assurance can be given that any of the wells to be drilled will be funded and if funded will be completed as a successful producing well. A drilling program is planned to drill a well on each of the three prospects prior to the end of 1998. The Company plans to pay for 50% of the actual cost of drilling and completing the wells and will farm out the remaining 50%. A list of the non-producing properties are identified under Item 12. "Certain Relationships and Related Transactions". Both the retiring management and the new management are excited about these prospects to rebuild the asset and revenue base of the Company during 1998.

Disclosure Regarding Forward-Looking Statements

This document includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this document reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this document, the words "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using
"00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that all of its software and equipment are "Year 2000" compliant and that this problem will have no affect on the Company's internal operations.

Subsequent Events

During the first quarter of 1998 the Company entered into an acquisition agreement with Ness Energy International Inc., a company which Hayseed Stephens is also president and major shareholder. For further description of the planned acquisition with Ness Energy International Inc., See: Item 12 "Certain Relationships and Related Transactions".

Item 7.  Financial Statements.

The following financial statement information for Kit Karson Corporation is set forth below:

        Report of Independent Certified Public Accountant
        Balance Sheets
        Statement of Operations
        Statement of Changes in Stockholders' Equity
        Statement of Cash Flows
        Notes to Financial Statements

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
KIT KARSON CORPORATION
Willow Park, Texas

We have audited the accompanying balance sheets of Kit Karson Corporation (a development stage Company) (the "Company") as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kit Karson Corporation (a development stage Company) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has discontinued previous operations at December 31, 1997 and is in the process of initiating a new phase of activity. At the date of these financial statements, the Company had no assets or liabilities, is reliant on the completion of an agreement for the infusion of capital, and has entered into an agreement effecting a change in management control. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ ROBERT EARLY & COMPANY
Robert Early & Company, P.C.
Abilene, Texas

May 26, 1998

                            KIT KARSON CORPORATION
                         (A Development Stage Company)
                                Balance Sheets
                          December 31, 1997 and 1996


                                                   1997        1996
                                                ---------   ---------
                                    Assets
Cash                                            $      -    $   1,453
Accounts receivable                                    -          151
                                                ---------   ---------
    Total current assets                               -        1,604
                                                ---------   ---------
        TOTAL ASSETS                            $      -    $   1,604
                                                =========   =========


                      Liabilities & Stockholders' Equity

Liabilities
    Accrued expenses                            $      -    $      55
    Income taxes payable                               -           -
                                                ---------   ---------
        Total current liabilities                     -            55

Stockholders' Equity
    Common stock, no par (50,000,000 shares
       authorized, 35,809,356 outstanding)      2,630,233   2,630,233
    Retained (deficit)                         (2,630,233) (2,628,684)
                                                ---------   ---------
        Total Stockholders' Equity/(Deficiency)        -        1,549
                                                ---------   ---------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $      -    $   1,604
                                                =========   =========




The accompanying notes are an integral part of these financial statements.

                            KIT KARSON CORPORATION
                         (A Development Stage Company)
                           Statement of Operations
                For the years ended December 31, 1997 and 1996




                                                   1997         1996
                                               ----------   ----------
Oil & gas revenues                             $    1,934   $    1,698


Production taxes                                      147          121
Lease operating expenses                              609          600
Taxes                                                  59          110
General and administrative expenses                 4,084        2,148
                                               ----------   ----------
    Total operating expenses                        4,899        2,979

    Operating Income                               (2,965)      (1,281)

Interest income                                        60           66
Miscellaneous income                                1,356           -
                                               ----------   ----------
Net (loss) before income taxes                     (1,549)      (1,215)

    Income tax benefit                                 -            36
                                               ----------   ----------
    NET (LOSS)                                 $   (1,549)  $   (1,179)
                                               ==========   ==========

    Net loss per weighted average share        $    (0.00)  $    (0.00)
                                               ==========   ==========
    Weighted average shares outstanding        35,809,356   35,809,356
                                               ==========   ==========




The accompanying notes are an integral part of these financial statements.

                            KIT KARSON CORPORATION
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
                For the years ended December 31, 1997 and 1996


                                  Common Stock              Accumulated
                               Shares         Amount        (Deficit)
                             -------------------------    ------------
BALANCES, January 1, 1996    35,809,356   $  2,630,233    $ (2,627,505)

Net (loss)                           -              -           (1,179)
                             ----------   ------------    ------------
BALANCES, December 31, 1996  35,809,356      2,630,233      (2,628,684)

Net (loss)                           -              -           (1,549)
                             ----------   ------------    ------------

BALANCES, December 31, 1997  35,809,356   $  2,630,233    $ (2,630,233)
                             ==========   ============    ============




The accompanying notes are an integral part of these financial statements.

                            KIT KARSON CORPORATION
                         (A Development Stage Company)
                           Statements of Cash Flows
                For the years ended December 31, 1997 and 1996




                                                  1997         1996
                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                      $  (1,549)  $  (1,179)
Adjustments to reconcile net income/(loss) to net cash provided by operations:

    (Increase)/decrease in accounts receivable        151         (25)
    Increase/(decrease) in accrued expenses           (55)         13
    Increase/(decrease) in income taxes payable        -          (36)
                                                ---------   ---------
NET CASH (USED) BY OPERATING ACTIVITIES            (1,453)     (1,227)
                                                ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        None


CASH FLOWS FROM FINANCING ACTIVITIES:
        None

    Increase/(decrease) in cash for period         (1,453)     (1,227)

        Cash, Beginning of period                   1,453       2,680
                                                ---------   ---------
        Cash, End of period                     $      -    $   1,453
                                                =========   =========

Supplemental Disclosures:

    Cash payments for:
        Interest                                $      -    $      -
        Income taxes                                   -           -




The accompanying notes are an integral part of these financial statements.

                            KIT KARSON CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                          December 31, 1997  and 1996


GENERAL:

Kit Karson Corporation (the Company) has been involved in the exploration and development of oil and gas reserves. Although incorporated in Washington in 1979, the Company's offices and primary businesses have been in Kansas. The Company's main businesses of energy and real estate were essentially abandoned by late 1985 due to insufficient operations and capital to support ongoing cash requirements. There were two attempts during 1986 to exploit the fact that the Company was publicly traded in startup ventures which did not result insignificant activity or value to the Company. Since 1986, the Company has either converted its existing assets to cash or seen their value evaporate with time. The Company's sole source of revenue since 1991 has been a single small working interest in one lease which has provided approximately $1,500 per year in revenue. This revenue has been used to pay the minimal operating costs and taxes associated with retaining a valid corporate charter. Any remaining funds were paid to the Company's president as compensation for seeing to the corporate business. There have been no filings with the SEC between 1985 and 1996. An agreement was reached in late 1997 for a change in management control of the Company (discussed further in Note 5). In the January 1998, the Company filed the required reports on Forms 10-KSB and 10-QSB to allow its stock to resume trading.

Due to the transition between previous operations and new operations, the Company has effectively discontinued its ongoing operations and has initiated a new phase. As a result, the Company is deemed to have re-entered a development stage. Effective in December 1997, the Company disposed of its principal revenue source and began awaiting the transfer of a new oil and gas property as discussed in Note 6. The Company will continue to be deemed to be in a development stage until it has begun to generate significant revenues.

Generally accepted accounting principles require financial statements to include separate columns presenting cumulative financial statement information. These columns have been omitted in these financial statements because they would contain no data.

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with generally accepted accounting principles.

Earnings per share -- Earnings per share are computed based on the weighted average number of shares actually outstanding.

Cash Flows -- The Company considers cash to be its only cash equivalent for purposes of presenting its Statement of Cash Flows.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, ""Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."
SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a Company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management has determined that the impact that these standards may have on future financial statement disclosures will be minimal. Results of operations and financial position will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" which standardizes the disclosure requirements for pensions and other post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. The Company has no pensions or post retirement benefit plans in place at this time. There is no impact on the Company's financial statements related to the issuance of this statement.

NOTE 2: INVESTMENTS IN MARKETABLE SECURITIES

The Company owned interests in three entities which were publicly traded at the time of acquisition. These entities, like the Company itself, had suffered significant setbacks in their operating activities. It is believed that two of these entities have not retained their state charters as active entities. The third, Black Giant Oil Corporation, is still in existence and listed as tradable on the Electronic Bulletin Board. However, there has been no trading activity in Black Giant's stock during the 1994-1997 period.

As part of the agreement regarding the change in control of the Company, these interests were transferred to the Company's former president. (See the Note 5 regarding a change in control of the Company.)

NOTE 3:  OIL AND GAS PRODUCING ACTIVITIES

Although the Company was in the oil and gas business with significant oil and gas interests during its primary period of activity, the remaining single interest is not significant enough to require the disclosures of oil and gas activities required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities". There is no capitalized cost associated with this asset because it was received under an agreement which gave the Company an interest in the lease after investors had fully received their investment back from production revenues. At the time the lease had reached "payout", the Company had either sold, abandoned, or written off its entire oil and gas assets leaving no basis on the books for this interest.

As part of the agreement regarding the change in control of the Company, this interest was transferred to the Company's former president. (See the Note 5 regarding a change in control of the Company.)

NOTE 4: INCOME TAXES

The Company's last income tax return was filed for 1984 and it showed total operating loss carry-forwards at that time of $645,484. It is believed that the Company generated additional operating loss carry-forwards as the Company's business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to planned changes in control discussed in Note 5, it is believed that the benefits from utilization of any of these carry-forwards would be extremely limited. Management has decided that the cost of researching the timing of transaction and preparing income tax returns to document the loss carry-forwards for the unfiled years would not be a cost effective use of resources available to the Company. In view of this decision, these potential loss carry-forwards have been discounted and are considered to be of no value. The disclosures presented below include the activities of the Company since 1994.

A reconciliation of income tax expense at statutory tax rates to the Company's effective tax rates follows:

                                               1997           1996
                                            ---------       ---------
        Current income tax expense          $      -        $      -
        Benefit from loss carry-forward            -               -
        Benefit from loss carry-back               -              (36)
                                            ---------       ---------
              Net income tax expense        $      -        $     (36)
                                            =========       =========

The deferred tax asset is comprised of the following at December 31, 1997 and 1996. The valuation allowance has been established because the Company's activities did not indicate a "more likely than not" probability of future utilization at December 31, 1997 or 1996.

                                               1997           1996
                                            ---------       ---------
        Net operating loss carry-forward    $     379       $     147
        Less valuation allowance                 (379)           (147)
                                            ---------       ---------
              Net deferred tax asset        $      -        $      -
                                            =========       =========

The Company has an unused net operating loss carry-forward of $2,526 and $977 at December 31, 1997 and 1996 that may be applied against future taxable income. Carry-forward of $977 expires in 2011 and $1549 expires in 2012.

NOTE 5: CHANGE IN CONTROL

During the last quarter of 1997, an agreement was reached between the Company and Hayseed Stephens which effectively transferred operating control of the Company to him. This agreement was consummated in December 1997. Under this agreement, Stephens caused a corporation which he owned to transfer its interest in an oil and gas lease to the Company in exchange for 14,150,000 shares of the Company's unissued common stock. This transaction was made effective January 1, 1998. The Company's president agreed to provide assistance to Stephens in contacting current stockholders in an effort for Stephens to acquire as many as 15,000,000 previously outstanding shares. Additionally, the Company's president resigned his position as president and as a director. The board of directors elected Stephens as the Company's new president and appointed him as a director to fill the place of the resigning president. The board also appointed individuals selected by Stephens to the board and previous board members resigned.

A portion of the agreement between Stephens, the Company, and the Company's president called for the Company to transfer the single oil and gas lease and the investments deemed to be worthless (including Black Giant)to the outgoing president in recognition of his efforts in keeping the Company in existence over the years.

Stephens agreed to cause the Company to regain full reporting status with the Securities and Exchange Commission through current filings and to seek market makers and trading on the Electronic Bulletin Board. This resulted in the filing of a Form 10-KSB for the year ended December 31, 1996 and a Form 10-QSB for the nine months ended September 30, 1997. The filing of these forms along with some additional information allowed the Company's stock become tradable as a NASD Bulletin Board stock in February 1998.

NOTE 6:   SUBSEQUENT EVENTS

Effective January 1, 1998, Hayseed Stephens Oil Company, Inc. transferred a 25% working interests (an 18.75% net revenue interest) in a producing oil and gas property designated the ""Greenwood" property to the Company in accordance with an agreement dated December 22, 1997 as discussed at
Note 5. This property contains three producing gas wells and has spacing available to drill new wells. Historical production for this interest for 1997 and 1996 consisted of 23,080 and 25,849 mcf of gas valued at $45,004 and $50,406, respectively. Production costs and taxes totaled $11,961 and $12,548 for 1997 and 1996. Management hired a petroleum engineer to review an report on this property. Results of this study estimated this interest's share of producible reserves at 269,031 MCF with an estimated fair value of $89,265. Management has inventoried the equipment and production facilities on these properties and estimated this interest's portion of the fair value to be $22,058. Management's plan for this property calls for the drilling of two wells, re-working the three existing wells, and re-entering an abandoned well.

During March 1998 at the annual stockholders' meeting, the stockholders approved amendments to the Company's articles of incorporation to increase the authorized common shares of the Company to 200,000,000 and to authorize 10,000,000 shares of preferred stock.

Ness Energy International, Inc., an entity controlled by Stephens, has agreed to transfer cash, an office building, and oil and gas interests in three undeveloped prospects to the Company in exchange for 18,500,000 newly issued shares of common stock. In addition, during the first quarter of 1998, Ness has paid approximately $74,000 for costs incurred by the Company. This liability to Ness will be cleared as part of the exchange transaction. The exchange transaction is delayed pending a special stockholder meeting at which the stockholders will be asked to approve a reverse split of the Company's outstanding shares 1 for 10 and to ratify the transaction with Ness.

Once these properties have been transferred to the Company and funding is in place, the Company expects to drill three wells on these properties during 1998.

NOTE 7: GOING CONCERN

These financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has been relatively inactive during the past ten years due to a shortage of operating assets and working capital. These factors raise questions about the Company's ability to continue as a going concern. However, until the transfer of the Company's single property there was no indication the Company could not continue to operate at historical minimal level. The agreement with Hayseed Stephens altered the status quo which the Company has experienced over the last several years because of the transfer of the single existing revenue source to the previous president. Stephens' transfer to the Company of another producing property would imply that a minimal operating level can be maintained. However, the Company's plans and efforts have a high cost. The Company's ability to continue is contingent on its ability to raise new capital, to exploit the oil and gas properties which are to be transferred to the Company, and to develop sufficient revenues to cover costs.

Management believes that it can adequately raise the necessary capital to restart the Company and develop revenue generating assets such that the Company will become profitable. Plans include a stock offering during 1998, funding oil and gas development through joint ventures, and interim assistance from entities controlled by Stephens. The consummation of Stephens' transfer of the one producing property and plans to transfer non-producing properties to the Company do not appear to provide adequate revenues to support the planned activities. Therefore, the planned activities are dependent on the Company's ability to fund its working capital and development requirements through private placements or public offerings of equity securities and/or debt. There is no assurance that the Company will obtain sufficient funding for it's plans. Should the Company not obtain the necessary funding, its plans would have to be significantly reduced.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The new 1997 management engaged Robert Early & Company, P.C. to audit 1995, 1996 and 1997.

There are no disagreements between the Company and its auditor, Robert Early & Company, P.C. of Abilene, Texas, regarding accounting and/or financial disclosure.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Before Change of Control

The following is a list of the directors and executive officers of the Company as of December 31, 1996 and until the change of control on December 22, 1997:

        Name                    Age                  Position
        ----                    ---                  --------

Arthur Sykes, Jr.                70         President, Chief Executive
                                            Officer and Director
Jereta R. Sykes                  72         Secretary/Treasurer and
                                            Director
Debra Vaughan                    46         Director

Arthur Sykes, Jr. and Jereta Sykes are husband and wife and Debra Vaughan is their daughter.

After Change of Control

The directors and executive officers of the Company on December 22, 1997 are as follows:

        Name                    Age                  Position
        ----                    ---                  --------

Harold (Hayseed) Stephens*       60         President, Chief Executive
                                            Officer and Director
Mary Gene Stephens*              58         Secretary & Treasurer
Ivan Webb                        47         Director
Richard H. Fessler               52         Director

*Harold (Hayseed) Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

Harold (Hayseed) Stephens, President & Director, graduated from Hardin Simmons University in 1961 with a BS degree. Mr. Stephens founded Hayseed Stephens Oil & Gas Inc. in 1983 for domestic oil and gas operations primarily in Texas and Oklahoma. He also founded Ness Energy International for international operations focusing on Israel for oil and gas concessions. In 1984 - 1985 Stephens partnered with three Israeli companies in a 50 million dollar drilling consortium that leased 400,000 acres.

Mary Gene Stephens, Secretary & Treasurer, has been involved in office administration and day to day bookkeeping and correspondence for Hayseed Stephens Oil & Gas Inc. and Ness International Energy Inc. for the past 15 years. Mrs. Stephens has also been involved in preparing drilling proposals and joint interest billing and income distribution.

Ivan W. Webb, Chief Financial Officer and Director, received his Bachelor of Business Degree in Business Administration from Tarleton State University (Texas A&M Branch) in 1978. He was instrumental in the preparation of four domestic oil and gas public stock offerings. Mr. Webb has been involved in the negotiations for the acquisition of more than 200 producing oil and gas properties within the United States during his career. He has international experience through negotiating with governments for oil and gas concessions in Australia and gold and diamond leases in Guyana, South America. He is currently President of Black Giant Oil Company, a public company also listed on the Electronic Bulletin Board.

Richard H. Fessler, Director, graduated from Northrop University in 1966 and is President, owner and co-founder (1969) of Hallmark Aero-Tech, Hallmark Institutes and Hallmark Jet Center. He served as Commissioner for six years for Accrediting Commission of Career Colleges and Technical Schools of Washington, D.C., and was founding chairman of the Texas Association of Private Schools (TAPS) Scholarship program which has raised over $8,000,000 in scholarships for Texas students.

Item 10.  Executive Compensation.

No compensation was paid during the years ended December 31, 1995 and 1996. No compensation is to be paid in 1997 other than the assignment of the working interest in the gas well in Beaver County, Oklahoma and 87,400 shares of Black Giant Oil Company to Arthur Sykes, Jr. for maintaining the Company during the dormant years. The amount of this compensation is calculated to be $4,622.

The following table shows the proposed annual compensation to be paid to the officers of Kit Karson Corporation in 1998 subject to funding and/or the availability of funds.

        Name and Principal Position                     Salary
        ---------------------------                     -------
        Hayseed Stephens, President
         and Chief Executive Officer                    $60,000
        Mary Gene Stephens, Secretary/Treasurer         $18,000

All compensation and other arrangements between the Company and its officers and directors are to be approved by a Compensation Committee of the Board of Directors, a majority of whom are to have no affiliation or relationship with the Company other than as directors.

Compensation of Directors: Directors are not compensated for attendance at meetings of the Board, although certain travel expenses relating to attending meetings are reimbursed.

No employment contracts are currently outstanding as of this date, however, it is anticipated that some may be entered into prior to December 31, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on June 3, 1998:

                Name and Address                 Number of    Percent
Title of Class  of Beneficial Owner             Shares Owned  of Class
------------    ---------------------------     ------------  --------
Common Stock    Hayseed Stephens Oil, Inc.*      14,150,000     28.3%
No Par Value    365 Cook Road
                Willow Park, Texas 76087

Common Stock    Hayseed Stephens*                14,079,752**   28.2%
No Par Value    365 Cook Road
                Willow Park, Texas  76087

*Hayseed Stephens and his wife are the owners of Hayseed Stephens Oil, Inc.

**Hayseed Stephens acquired these shares from a group of large shareholders at the same time change of control became effective.

Security Ownership of Management

The following table sets forth as of June 3, 1998 information concerning the beneficial ownership of common stock by all directors and all directors and officers of the Company as a group based on 49,959,356 shares outstanding.

                Name and Address                 Number of    Percent
Title of Class  of Beneficial Owner             Shares Owned  of Class
------------    -------------------             ------------  --------
Common Stock    Hayseed Stephens*               28,229,752**    56.5%
No Par Value    365 Cook Road
                Willow Park, Texas  76087

Common Stock    Mary Gene Stephens*                    -0-       -0-
No Par Value    365 Cook Road
                Willow Park, Texas  76087

Common Stock    Ivan Webb                              -0-       -0-
No Par Value    901 West 6th Street
                Cisco, Texas 76437

Common Stock    Richard Fessler                        -0-       -0-
No Par Value    One Priors Way
                San Antonio, Texas 78257

All directors and officers as a
  group (4 persons)                             28,229,752      56.5%

*Harold (Hayseed) Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

**This amount includes the stock owned by Hayseed Stephens Oil Inc. which is 14,150,000 shares.

Item 12.  Certain Relationships and Related Transactions.

The change of control between Arthur Sykes, Jr. and Hayseed Stephens provided for Arthur Sykes, Jr. to receive the assets of the Company as compensation for his efforts in keeping the Company in existence during the dormant years. Total value of these assets is estimated to be $4,622 for the oil and gas interest in the gas well in Beaver County, Oklahoma and the various stocks. See Item 2 Description of Property.

Hayseed Stephens through his company, Hayseed Stephens Oil Inc. acquired 14,150,000 shares of the Company's common stock for a 25% working interest in the Greenwood Gas Field located in Parker County, Texas. See Item 2 Description of Property under the heading Subsequent Events for further information on this property.

On April 3, 1998 Kit Karson and Ness entered into an agreement for a total benefit of $788,153 in assets ($400,000 of which is cash) and paid expenses from Ness for stock in Kit Karson. The Board of Directors approved the agreement subject to shareholder approval. This transaction involves the acquisition by Kit Karson of $714,168 in net assets and $73,985 in expenses incurred by Ness for a total of $788,153 for 18,500,000 (adjusted to reflect a proposed 1 for 10 reverse split) shares of the Company's common stock. Of the $714,168 net assets being acquired from Ness, $400,000 is cash. This cash position is very important to Kit Karson, as this will be the first time that the Company has had any material cash on hand since the early 1980's.

The following is an allocation of the assets being acquired from Ness:

        Category                                            Amount
        ---------------------------------------------------------------
        Cash*                                             $ 400,000
        Non Producing Leases**                              140,784
        1996 Ford Truck                                      21,884
        Israel Deposit***                                    50,000
        Account Receivable****                               35,000
        Office Building*****                                106,000
                                                          ---------
                        Total Assets                      $ 753,668
        Office Building Debt                                (39,500)
                                                          ---------
                    NET ASSETS FROM NESS                  $ 714,168
                                                          =========

Notes: *An important part of the assets being acquired from Ness is $400,000 in cash which will be placed in interest bearing accounts pending investment and/or use for operating expenses.

**The non-producing properties consist of three leases identified below:

                                                            Appraised
        Lease Name              Actual Cost                  Value
        -------------------------------------------------------------
        Theis                   $   44,733                $   75,733
        Susan Peak North            74,766                   105,733
        Hazelwood                   21,285                    60,785
                                ----------                ----------
                    Totals      $  140,784                $  242,284
                                ==========                ==========

***On May 10, 1998 Ness placed a $50,000 deposit in Israel pending the signing of a lease agreement. Ness has also incurred $18,500.43 in travel expense during the first three months of 1998 on trips to Israel and here in the United States seeking to acquire the lease and/or obtain a farm-out arrangement on the area of interest. Also incurred were legal fees in preparation of certain legal documents on the Israel project which amount to $4,063 during the first quarter by Ness. There is no assurance that the Company can obtain a lease or if a lease is obtained that financing can be arranged to meet the financial requirements. At the time the lease agreement is effective an additional $50,000 will be paid. Ness will receive all geological and geophysical data for the two payments totaling $100,000. Ness will transfer the rights to this deposit, data and lease to Kit Karson.

****Ness loaned $35,000 to Trinity Financial Services, L.C. to assist them in obtaining funding of which a part is directed toward Ness' Israel Project. Ness will transfer this receivable to Kit Karson.

*****The building cost $66,000 and $40,000 in improvements have been made for a total cost of $106,000. Currently, Ness owes approximately $39,500 on the building, this debt will also convey to Kit Karson. During the first quarter Ness made expenditures of $8,313 on the building, primarily related to the repairs to the roof.

In addition to the $714,168 in net assets, Ness Energy has paid expenses on behalf of Kit Karson of $73,985 from January 1, 1998 through March 31, 1998. The categories of these expenses are; Advertising $11,327, Professional Fees $16,657, Salaries $19,346, Contract Labor $1,107, Offices Expenses $11,156, Utilities $1,121, Postage & Freight $6,362 and Telephone $6,909.

Several of the officers and directors of the Company have invested in the oil and gas business, either directly or through entities in which they have an interest. Certain of these interests could directly compete with the interests of the Company. Although the Company is not aware of any present conflicts of interest, such present or future activities on the part of the officers and directors could directly compete with the interests of the Company. If the Company should enter into future transactions with its officers, directors or other related parties, the terms of any such transactions will be as favorable to the Company, as those which could be obtained from an unrelated party in an arm's length transaction.

Item 13.  Exhibits and Reports on Form 8-K.

On January 12, 1998 a Form 8-K was filed reporting the change of control of ownership of the Company, change of directors and officers and change of the Company's auditor.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kit Karson Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KIT KARSON CORPORATION


                                    /s/ Hayseed Stephens
                                    By: Hayseed Stephens
                                    President & Chief Executive Officer



                                    /s/ Ivan Webb
                                    Ivan Webb
                                    Principal Accounting Officer &
                                    Principal Financial Officer


Date:  June 11, 1998