Form 10KSB40
period 1996-12-31
KIT KARSON CORP
filed 1998-07-23
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB

            Annual Report Pursuant to Section 13 or 15 (d) of
                   the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1996
                     Commission file number: 0-10301

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

                        Common Stock, no par value

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State the aggregate market value of the voting stock held by non affiliates of the Registrant as of January 12, 1998.

     Common Stock, no par value, 20,674,104 shares, no market value.

On December 31, 1996 the Registrant had 35,809,356 shares of Common Stock outstanding with no par value. Subsequent to the end of the year the Registrant had 49,959,356 shares of Common Stock outstanding with no par value on January 12, 1998.

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

(b) Financial Information About Industry Segments

The Company's revenues for the past three years have been solely derived from one gas well located in Beaver County, Oklahoma in which the Company owns a 4.6125% working interest. The Company's interest in this well generated $1,671 in revenues in 1996 and $1,413 in 1995. The Company does not have any other oil and gas assets as of December 31, 1996. See Items 6 and 7, 'Management's Discussion and Analysis or Plan of Operation' and 'Financial Statements'.

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

States and countries and other jurisdictions in which the Company plans to have operations, regulate the exploration, development, production and prices on the sale of oil and gas. The Federal Power Commission regulates the sale of natural gas production sold in interstate commerce and the U.S. Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowables, import quotes, competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of the Company.

On December 31, 1996, 40 degree oil (good gravity crude) was selling for approximately $20.43 per barrel, compared to a December 31, 1995 figure of $16.30 per barrel. Prices also vary according to gravity.

Foreign Taxes and United States Tax Credits

The Company currently does not have any operations outside of the United States; however, the new management of 1997, plans to work on international projects. In the event operations abroad are established, then the Company will be subject to the imposition of taxes by foreign governments upon the Company's income derived from the respective foreign jurisdictions. Such taxes are of various types, with differing tax rates, and are subject to changes. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur.

The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the 'Code'). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

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

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Furthermore regulations existing or imposed upon the Company at the time of its acquisition of properties may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes and partial foreign ownership requirements.

Personnel

The business of the Company has been carried on primarily by Arthur Sykes, President, during the dormant years. The directors, Jereta Sykes and Debra Vaughan, have devoted such time as has been necessary to carry on the Company's business. The Company has no bonus, pension, or profit sharing plans.

Subsequent to the end of the current reporting year (December 31, 1996), new directors and officers were appointed on December 22, 1997 when change of control occurred by the new group. The new president is Harold (Hayseed) Stephens and the Secretary/Treasurer is his wife, Mary Gene Stephens. The Company also added two new directors, Ivan Webb and Richard Fessler. For more information on the new officers and directors refer to
Part III Item 9. 'Directors and Executive Officers, Promoters and Control Persons'.

The day to day operations will be under the direction of Mr. and Mrs. Stephens. Following the change of control, the Company has two full time and three part time employees.

Definitions

'Gravity' is a measure of the density of an oil. As defined in the petroleum industry, a higher gravity corresponds to a lower density. Gravity of crude oils range from about 12 degrees (heavy oil) to 60 degrees (distillate or gasoline-like oil). Lower gravity oils are generally worth less, and they may require unconventional technology to produce.


'Gross production' as used herein is defined as the total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

Initial Potential ('IP') is a test performed before any significant production from a well is marketed. An oil well potential is an indication of the maximum rate at which a well can produce. Usually, wells produce at lower rates than their potentials. Reasons for lower rates can involve natural decline, government regulations, difficulties with operations or infrastructure, and reservoir management considerations.

The term 'overriding royalty' (ORRI) as used herein is defined as an interest carved out of the lessee's leasehold or working interest. Overriding royalties are payments calculated as a percentage of either gross production or gross revenue from a concession or lease, free and clear of production and operations costs, except for production taxes and marketing expenses.

The term 'royalty' is generally defined as a share of the production reserved by the grantor of an oil or gas lease or concession. Customarily, the royalty interest is free of cost or expense incident to exploration, development, or production, except for production taxes and marketing expenses.

'Spudded in' means that drilling an oil or gas well has commenced.

The term 'working interest' as used herein means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

Abbreviations

BOPD - barrels of oil per day       MCFG - thousand cubic feet gas
BOPM - barrels of oil per month     MMCFG - million cubic feet gas
BCF - billion cubic feet            WI - working interest
D&A - dry and abandoned

Item 2. Description of Property.

The Company only has four assets remaining as of December 31, 1996. Three of these assets are investments in stocks of which only one, Black Giant Oil Company, is still in existence and is currently listed on the Electronic Bulletin Board. The Company owns 87,400 shares of Black Giant Oil Company and on December 22, 1997 (date of change of control) had a market value of $2,622. The other two securities are considered to be worthless.

In addition to the marketable securities held by the Company, the Company also owns a 4.6125% working interest in a gas well in Beaver County, Oklahoma. This well, known as the Benjegerdes #I, is operated by Redstone Oil & Gas Company of Dallas, Texas. Revenues from this working interest for 1995 were $1,418 less operating expenses of $574 for a net income of $844 before taxes. In 1996, the revenues were $1,696 with operating expenses of $600, leaving a net income of $1,096 before taxes.

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

The Company owns a 25% working interest (effective January 1, 1998) in the Greenwood Gas Field located in Parker County, Texas. The Greenwood Gas Field is a developmental, multipay, Strawn Sand Field, located about 35 miles due west of Fort Worth. This 1,100 acre field in the Fort Worth basin is in its early state of development, although there has been prolific production on it, and around it, since the 1960's. These particular leases were drilled initially to find production in the conglomerates. This proved unsuccessful, but a 2,800 foot Strawn Sand was discovered to be very successful in two wells on Greenwood leases. One well produced 310,000 MCFG, while the other one produced 244,000 MCFG in six years and they were both plugged while still producing, due to low gas prices in 1972.

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

There are currently 5 gas wells on the leases in which the Company owns a 25% working interest. Gas revenues from these wells for the Company's working interest is expected to be $50,000 for 1998 and could exceed $125,000 depending on the success of reworking certain wells by attempting to complete in an unproduced sand.

Item 3. Legal Proceedings.

As of January 12, 1998, there were no legal proceedings to which the Company was a party, and no legal litigation is known to be pending.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters have been submitted to a vote of security holders during the dormant period from 1985 through 1996. A shareholder meeting is planned during the first quarter of 1998 in light of the recent developments that have caused the Company to be revived with new management and new assets.

                                 PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

The Company's Common Stock was traded in the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol of KITK. However, the stock did not trade during the dormant period from 1985 through December 1997.

The Company plans to make application with the NASD during January 1998 for listing.

Approximate Number of Holders of Common Stock

    The approximate number of security holders of record of Kit Karson Corporation on December 22, 1997 was 881. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

Dividend Information

    The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General Discussion

The Company was not able to raise working capital after December 31, 1984 in any significant manner to keep the Company in an active status. Several attempts were made to keep the Company active subsequent to December 31, 1984. The time period also put the Company at a disadvantage as it was near the end of the oil boom, plus in 1986 the oil bust began which made it even more difficult for the Company to attract funds to sustain the Company. When oil prices plunged below $10 per barrel, that made any hope of raising funds almost impossible for several years following the oil market crash. Management then began to focus on alternate ideas to regain interest in the Company by looking for private companies as merger candidates. Many attempts were made and several companies made various offers of which none were ever completed due to either financing problems or lack of working capital to make the merger successful.

On October 8, 1997, the management of the Company entered into an agreement with Hayseed Stephens where he would take over operations in conjunction with vending certain oil and gas leases. Included in the agreement, Mr. Stephens agreed to cause the accounting and filings to become current with the Securities and Exchange Commission and other regulatory authorities.

Change of control of the Company from Art Sykes to Hayseed Stephens was on December 22, 1997. At the time of change of control it was mutually agreed between these two parties that Art Sykes would receive the assets described in paragraphs 1 and 2 under Item 2 Description of Property, as compensation for taking care of the Company during the dormant years and that Hayseed Stephens would vend in an oil and gas asset for 14,150,000 shares of stock. Please see Item 2. Properties 'Subsequent Events' for a description of the oil and gas asset (Greenwood Gas Field) located in Parker County, Texas.

Assets

The principle asset on both December 31, 1995 and 1996 was cash being $2,680 and $1,453 for these respective dates. The Company's investments in oil and gas did not make it through the declining oil market during the late 1980's. The Company had interests in two Kansas and two Oklahoma leases which generated $98,136 in oil and gas sales during 1984. The Company does hold one oil and gas interest in a gas well in Beaver County, Oklahoma, which was acquired by the Company without any cost in an agreement where after the investors recaptured their investment, a 4.6125% working interest would become effective. On December 31, 1995 and 1996 this interest was still in effect. See Revenues of this section and Description of Properties for further description.

The Company owned an undivided one-half interest in the land and office building located at 1330 East First Street, Wichita, Kansas. This building has approximately 22,000 square feet, most of which was leased to companies related to the management of the Company. On December 31, 1984 the Company had an outstanding balance on its mortgage of $228,250 for its half. Following the oil market crash the Company was not able to continue to make its payments and was not able to refinance the property as values in real estate were also effected by the oil market decline, so the office building was lost to the financing bank.

Three of the Company's assets are investments in stocks of which only one, Black Giant Oil Company, is still in existence and is currently listed on the Electronic Bulletin Board. The Company owns 87,400 shares of Black Giant Oil Company and on December 22, 1997 (date of change of control) had a market value of $2,622. The other two securities are considered to be worthless.

Income and Expenses

The Company's 4.6125% working interest in Benjegerdes #1 produced revenues for 1995 of $1,418 less operating expenses of $574 for a net income of $844 before taxes. In 1996, the revenues were $1,696 with operating expenses of $600, leaving a net income of $1,096 before taxes. No other income was reported during these two years.

Both the retiring management and the new management are excited about the prospects of the Company to rebuild the asset and revenue base of the Company during 1998.

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
KIT KARSON CORPORATION
Willow Park, Texas

We have audited the accompanying balance sheets of Kit Karson Corporation as of December 31, 1996 and 1995 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kit Karson Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.





Robert Early & Company, P.C.
Abilene, Texas

December 24, 1997

                            KIT KARSON CORPORATION

                                Balance Sheets
                          December 31, 1996 and 1995





                                                1996        1995
                                            ---------   ---------

                               Assets

Cash                                        $   1,453   $   2,680
Accounts receivable                               151         126
                                            ---------   ---------
    Total current assets                        1,604       2,806
                                            ---------   ---------

        TOTAL ASSETS                        $   1,604   $   2,806
                                            =========   =========


                    Liabilities & Stockholders' Equity

Liabilities
    Accrued expenses                        $      55   $      42
    Income taxes payable                           -           36
                                            ---------   ---------
        Total current liabilities                  55          78
                                            ---------   ---------

Stockholders' Equity
    Common stock, no par (50,000,000
    shares authorized, 35,809,356
    outstanding)                            2,630,233   2,630,233
    Retained (deficit)                     (2,628,684) (2,627,505)
                                            ---------   ---------
        Total Stockholders'
          Equity/(Deficiency)                   1,549       2,728
                                            ---------   ---------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $   1,604   $   2,806
                                            =========   =========






The accompanying notes are an integral part of these financial statements

                            KIT KARSON CORPORATION

                           Statement of Operations
                For the years ended December 31, 1996 and 1995






                                            1996        1995
                                        ----------  ----------
Oil & gas revenues                      $    1,698  $    1,418


Production taxes                               121          99
Lease operating expenses                       600         574
Taxes                                          110         114
General and administrative expenses          2,148         518
                                        ----------  ----------
    Total operating expenses                 2,979       1,305
                                        ----------  ----------

    Operating Income                        (1,281)        113

Interest income                                 66         384
                                        ----------  ----------

Net income/(loss) before income taxes       (1,215)        497

    Income tax (expense)/benefit                36         (36)
                                        ----------  ----------

    NET INCOME /(LOSS)                  $   (1,179) $      461
                                        ==========  ==========

    Net loss per weighted average share $    (0.00) $     0.00
                                        ==========  ==========
    Weighted average shares outstanding 35,809,356  35,809,356
                                        ==========  ==========






The accompanying notes are an integral part of these financial statements

                            KIT KARSON CORPORATION

                 Statement of Changes in Stockholders' Equity
                For the years ended December 31, 1996 and 1995





                                                          Accumulated
                                    Common Stock            Earnings
                                  Shares        Amount      (Deficit)
                                ----------  -----------   -----------
BALANCES, January 1, 1995       35,809,356  $ 2,630,233   $(2,627,966)

Net income                              -            -            461
                                ----------  -----------   -----------
BALANCES, December 31, 1995     35,809,356    2,630,233    (2,627,505)

Net (loss)                              -          -           (1,179)
                                ----------  -----------   -----------
BALANCES, December 31, 1996     35,809,356  $ 2,630,233   $(2,628,684)
                                ==========  ===========   ===========















The accompanying notes are an integral part of these financial statements

                            KIT KARSON CORPORATION

                           Statements of Cash Flows
                For the years ended December 31, 1996 and 1995







                                                    1996          1995
                                                  --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income /(loss)                                $(1,179)      $   461
Adjustments to reconcile net income/(loss) to net cash provided by operations:

    (Increase)/decrease in Accounts receivable        (25)           (5)

    Increase/(decrease) in accrued expenses            13           (18)
    Increase/(decrease) in income taxes payable       (36)           36
                                                  -------       -------

NET CASH PROVIDED/(USED)BY OPERATING ACTIVITIES    (1,227)          474
                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Collection of note receivable                  -          1,000
                                                  -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        None


    Increase/(decrease) in cash for period         (1,227)        1,474

        Cash, Beginning of period                   2,680         1,206
                                                  -------       -------
        Cash, End of period                       $ 1,453       $ 2,680
                                                  =======       =======

Supplemental Disclosures:

    Cash payments for:
        Interest                                  $    -        $   -
        Income taxes                                   -            -



The accompanying notes are an integral part of these financial statements

                            KIT KARSON CORPORATION

                         Notes to Financial Statements
                          December 31, 1996  and 1996


GENERAL:

Kit Karson Corporation (the Company) was a publicly traded entity formerly involved in the exploration and development of oil and gas reserves. Although incorporated in Washington in 1979, the Company's offices and primary businesses have been in Kansas. The Company's main businesses of energy and real estate were essentially abandoned by late 1985 due to insufficient operations and capital to support ongoing cash requirements. There were two attempts during 1986 to exploit the fact that the Company was publicly traded in startup ventures which did not result in significant activity or value to the Company. Since 1986, the Company has either converted its existing assets to cash or seen their value evaporate with time. The Company's sole source of revenue since 1991 has been a single small working interest in one lease which has provided approximately $1,500 per year in revenue. This revenue has been used to pay the minimal operating costs and taxes associated with retaining a valid corporate charter. Any remaining funds were paid to the Company's president as compensation for seeing to the corporate business. There have been no filings with the SEC since 1985 and the Company's stock is not currently being traded.


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

NOTE 2: INVESTMENTS IN MARKETABLE SECURITIES

The Company owns interests in three entities which were publicly traded at the time of acquisition. These entities, like the Company itself, have suffered significant setbacks in their operating activities. It is believed that two of these entities have not retained their state charters as active entities. The third, Black Giant Oil Company, is still in existence and listed as tradable on the Electronic Bulletin Board. However, there has been no trading activity in Black Giant's stock during the 1994-1996 period. (See the Note 5 regarding a change in control of the Company.)

No value has been reflected for any of these stock investments since they are believed to be worthless.

NOTE 3: OIL AND GAS PRODUCING ACTIVITIES

Although the Company was in the oil and gas business with significant oil and gas interests during its primary period of activity, the remaining single interest is not significant enough to require the disclosures of oil and gas activities required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities". There is no capitalized cost associated with this asset because it was received under an agreement which gave the Company an interest in the lease after investors had fully received their investment back from production revenues. At the time the lease had reached "payout", the Company had either sold, abandoned, or written off its entire oil and gas assets leaving no basis on the books for this interest.(See the Note 5 regarding a change in control of the Company.)

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

A reconciliation of income tax expense at statutory tax rates to the Company's effective tax rates follows:

                                                  1996            1995
                                                -------         -------
        Current income tax expense              $    -          $    74
        Benefit from loss carry-forward              -              (38)
        Benefit from loss carry-back                (36)             -
                                                -------         -------
              Net income tax expense            $   (36)        $    36
                                                =======         =======

The deferred tax asset is comprised of the following at December 31, 1996 and 1995. The valuation allowance has been established because the Company's activities did not indicate a "more likely than not" probability of future utilization at December 31, 1996.

                                                  1996            1995
                                                --------        -------
        Net operating loss carry-forward        $    147        $    -
        Less valuation allowance                    (147)            -
                                                --------        -------
              Net deferred tax asset            $     -         $    -
                                                ========        =======

The Company has an unused net operating loss carry-forward of $977 at December 31, 1996 that may be applied against future taxable income. This carry-forward expires in 2011.

NOTE 5: SUBSEQUENT EVENTS

During the last quarter of 1997, an agreement was reached between the Company and Hayseed Stephens transferring operating control of the Company to him. This agreement was consummated in December 1997. Under this agreement, Stephens caused a corporation which he owned to transfer its interest in an oil and gas lease to the Company in exchange for 14,150,000 shares of the Company's unissued common stock. The Company's president agreed to provide assistance to Stephens in contacting current stockholders in an effort for Stephens to acquire as many as 15,000,000 previously outstanding shares. Additionally, the Company's president resigned his position as president and as a director. The board of directors elected Stephens as the Company's new president and appointed him as a director to fill the place of the resigning president. The board also agreed to appoint individuals selected by Stephens to the board.

A portion of the agreement between Stephens, the Company, and the Company's president called for the Company to transfer the single oil and gas lease and the worthless investments (including Black Giant) to the outgoing president in recognition of his efforts in keeping the Company in existence over the years.

Stephens has agreed to cause the Company to regain full reporting status with the Securities and Exchange Commission through current filings and to seek market makers and trading on the Electronic Bulletin Board.

Stephens' future plans are for the Company to raise funds to be used in oil and gas drilling and development ventures.

NOTE 6: GOING CONCERN

The Company has been relatively inactive during the past ten years due to a shortage of operating assets and working capital. These factors raise questions about the Company's ability to continue as a going concern. However, there is no indication the Company could not continue to operate at its current minimal level. The agreement with Hayseed Stephens alters the status quo which the Company has experienced over the last several years because of the transfer of the single existing revenue source to the previous president. Stephens' transfer of another producing property would imply that a minimal operating level can be maintained. However, the Company's ability to continue after 1997 depends on the effects of the plans and efforts of Stephens.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The previous auditor, A. Leon Prior, of Wichita, Kansas, audited the year ended December 31, 1984. Subsequently, under the new 1997 management, Robert Early & Company, P.C. was engaged to audit the 1995 and 1996 years.

There are no disagreements between the Company and its auditor, Robert Early & Company P.C. of Abilene, Texas, regarding accounting and/or financial disclosure.

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

After Change of Control

The directors and executive officers of the Company on December 22, 1997 are as follows:

    Name                            Age         Position

    Harold 'Hayseed' Stephens*      59          President, Chief Executive
                                                Officer and Director
    Mary Gene Stephens*             58          Secretary & Treasurer
    Ivan Webb                       46          Director
    Richard H. Fessler              52          Director

*Harold 'Hayseed' Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

Harold 'Hayseed' Stephens, President & Director, graduated from Hardin Simmons University in 1961 with a BS degree. Mr. Stephens founded Hayseed Stephens Oil & Gas Inc. in 1983 for domestic oil and gas operations primarily in Texas and Oklahoma. He also founded Ness Energy International for international operations focusing on Israel for oil and gas concessions. In 1984-1985 Stephens partnered with three Israeli companies in a 50 million dollar drilling consortium that leased 400,000 acres.

Mary Gene Stephens, Secretary & Treasurer, has been involved in office administration and day to day bookkeeping and correspondence for Hayseed Stephens Oil & Gas Inc. and Ness International Energy Inc. for the past 15 years. Mrs. Stephens has also been involved in preparing drilling proposals and Joint Venture billing and income distribution.

Ivan W. Webb, Chief Financial Officer and Director, received his Bachelor of Business Degree in Business Administration from Tarleton State University (Texas A&M Branch) in 1978. He was instrumental in the preparation of four domestic oil and gas public stock offerings. Mr. Webb has been involved in the negotiations for the acquisition of more than 200 producing oil and gas properties within the United States during his career. He has international experience through negotiating with governments for oil and gas concessions in Australia and gold and diamond, leases in Guyana, South America. He is currently President of Black Giant Oil Company, a public company also listed on the Electronic Bulletin Board.

Richard H. Fessler, Director, graduated from Northrop University in 1966 and is President, owner and co-founder (1969) of Hallmark Aero-Tech, Hallmark Institutes and Hallmark Jet Center. He served as Commissioner for six years for Accounting Commission of Career Colleges and Technical Schools of Washington, D.C., and was founding chairman of the Texas Association of Private Schools (TAPS) Scholarship program which has raised over $8,000,000 in scholarships for Texas students.

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

The following table shows the proposed annual compensation to be paid to the officers of Kit Karson Corporation in 1998 subject to funding and/or the availability of funds from revenues.

    Name and Principal Position                         Salary

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

No employment contracts are currently outstanding as of this date, however, it is anticipated that some may be entered into during the year ended December 31, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on January 12, 1998:

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

Security Ownership of Management (Before Change of Control)

The following table sets forth as of December 31, 1996 information concerning the beneficial ownership of common stock by all directors and all directors and officers of the Company as a group based on 35,809,356 shares outstanding.

                    Name and Address              Number of     Percent
    Title of Class  of Beneficial Owner          Shares Owned   of Class

    Common Stock    Arthur Sykes, Jr.               374,000       1.0%
    No Par Value    546 South 151 St. W.
                    Wichita, KS 67052



    Common Stock    Jereta Sykes                  1,000,000       2.8%
    No Par Value    546 South 151 St. W.
                    Wichita, KS 67052

    Common Stock    Debra Vaughan                 4,445,668       12.4%
    No Par Value    1601 Marie Terrace
                    Arlington, TX 76010

All directors and officers as a group (3 persons) 5,819,668       16.3%

Security Ownership of Management (After Change of Control)

The following table sets forth as of January 12, 1998 information concerning the beneficial ownership of common stock by all directors and all directors and officers of the Company as a group based on 49,959,356 shares outstanding.

                    Name and Address              Number of     Percent
    Title of Class  of Beneficial Owner         Shares Owned    of Class

    Common Stock    Hayseed Stephens*            28,229,752**     56.5%
    No Par Value    365 Cook Road
                    Willow Park, Texas  76087

    Common Stock    Mary Gene Stephens*                 -0-        -0-
    No Par Value    365 Cook Road
                    Willow Park, Texas 76087

    Common Stock    Ivan Webb                           -0-        -0-
    No Par Value    901 West 6th Street
                    Cisco, Texas 76437

    Common Stock    Richard Fessler                     -0-        -0-
    No Par Value    One Priors Way
                    San Antonio, TX 78257

All directors and officers as
    a group (4 persons)                          28,229,752       56.5%

*Harold 'Hayseed' Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

**This amount includes the stock owned by Hayseed Stephens Oil Inc. which is 14,150,000 shares.

Item 12.  Certain Relationships and Related Transactions.

No transactions occurred during the years ended December 31, 1995 and 1996 between the Officers and Directors and the Company.

The change of control between Arthur Sykes, Jr. and Hayseed Stephens provided for Arthur Sykes, Jr. to receive the assets of the Company for compensation for his efforts in keeping the Company in existence during the dormant years. Total value of these assets is estimated to be $4,622 for the oil and gas interest in the gas well in Beaver County, Oklahoma and the various stocks. See Item 2 Description of Property and Financial Statements - Note 5.

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

Item 13.  Exhibits and Reports on Form 8-K.

No reports were filed on Form 8K during the past two years ended December 31,1996 and 1995; however, on January 12, 1998 a Form 8K was filed reporting the change of control of ownership of the Company, change of directors and officers and change of the Company's auditor.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kit Karson Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KIT KARSON CORPORATION


                                    /s/Hayseed Stephens
                                    By: Hayseed Stephens
                                    President & Chief Executive Officer



                                    /s/Ivan Webb
                                    Ivan Webb
                                    Principal Accounting Officer &
                                    Principal Financial Officer


Date: January 12, 1998