Form 10QSB
period 1997-09-30
KIT KARSON CORP
filed 1998-07-23
CIK 353634

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For Quarter Ended September 30, 1997

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File No. 0-10301


                          KIT KARSON CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


      State of Washington                               91-1067265
(State of Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification #)


                         4201 East Interstate 20
                          Willow Park, TX 76087
                  (Address of Principal Executive Offices)

                               817-341-1477
            Registrant's Telephone Number Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

              35,809,356 Shares, Common Stock, No Par Value
       Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997

Transitional Small Business Disclosure Format

(Check One):    [ ]Yes    [X] No

       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Kit Karson Corporation
Willow Park, Texas

We have reviewed the accompanying balance sheet of Kit Karson Corporation as of September 30, 1997, and the related statements of operations for three and nine months and cash flows for nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1996, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated December 24, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

January 10, 1998

                          KIT KARSON CORPORATION

                              Balance Sheets





                                            September 30    December 31
                                                1997            1996
                                            (Unaudited)
                                            ------------    -----------

                                  Assets

Cash                                        $      2,757    $     1,453
Accounts receivable                                  130            151
                                            ------------    -----------
    Total current assets                           2,887          1,604
                                            ------------    -----------

        TOTAL ASSETS                        $      2,887    $     1,604
                                            ============    ===========

`
                    Liabilities & Stockholders' Equity

Liabilities
    Accrued expenses                        $         42    $        55
    Income taxes payable                               -              -

Stockholders' Equity
    Common stock, no par (50,000,000 shares
       authorized, 35,809,356 outstanding)     2,630,233      2,630,233
    Retained (deficit)                        (2,627,388)    (2,628,684)
                                            ------------    -----------
        Total Stockholders'
          Equity/(Deficiency)                      2,845          1,549
                                            ------------    -----------
        TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY         $      2,887    $     1,604
                                            ============    ===========







See accompanying selected information and accountant's report.

                          KIT KARSON CORPORATION

                         Statement of Operations
       For Three and Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)






                                Three Months            Nine Months
                              1997        1996        1997       1996
                          ----------  ----------  ----------  ----------

Oil & gas revenues        $      411  $      474  $    1,569  $    1,309
Miscellaneous income              -           -        1,357          -
                          ----------  ----------  ----------  ----------
Total revenues                   411         474       2,926       1,309
                          ----------  ----------  ----------  ----------

Production taxes                  29          40         112          62
Lease operating expenses         103         135         446         445
Taxes                             -           -           59         110
General and
  administrative expenses      1,015          95       1,065         452
                          ----------  ----------  ----------  ----------
Total operating expenses       1,147         270       1,682       1,069
                          ----------  ----------  ----------  ----------

Operating Income                (736)        204       1,244         240

Interest income                   18          18          52          53
                          ----------  ----------   ---------   ---------
Net income/(loss)
  before income taxes           (718)        222       1,296         293

Income tax benefit                -            9          -           27
                          ----------  ----------  ----------  ----------

NET INCOME/(LOSS)         $     (718) $      231  $    1,296  $      320
                          ==========  ==========  ==========  ==========

Net loss per weighted
  average share           $    (0.00) $     0.00  $     0.00  $     0.00
                          ==========  ==========  ==========  ==========
Weighted average
  shares outstanding      35,809,356  35,809,356  35,809,356  35,809,356
                          ==========  ==========  ==========  ==========




See accompanying selected information and accountant's report.

                          KIT KARSON CORPORATION

                         Statements of Cash Flows
            For Nine Months Ended September 30, 1997 and 1996







                                                   1997          1996
                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income /(loss)                              $   1,296     $     320
Adjustments to reconcile net income/(loss) to net cash provided by operations:

    (Increase)/decrease in Accounts receivable         21           (19)

    Increase/(decrease) in accrued expenses           (13)           (4)
    Increase/(decrease) in income taxes payable        -            (27)
                                                ---------     ---------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES    1,304           270
                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        None


CASH FLOWS FROM FINANCING ACTIVITIES:
        None


    Increase/(decrease) in cash for period          1,304           270

        Cash, Beginning of period                   1,453         2,680
                                                ---------     ---------

        Cash, End of period                     $   2,757     $   2,950
                                                =========     =========

Supplemental Disclosures:

    Cash payments for:
        Interest                                $      -      $      -
        Income taxes                                   -             -




See accompanying selected information and accountant's report.

                          KIT KARSON CORPORATION

        SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997
                               (Unaudited)


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation SB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2: SUBSEQUENT EVENTS

During the last quarter of 1997, an agreement was reached between the Company and Hayseed Stephens transferring operating control of the Company to him. This agreement was consummated in December 1997. Under this agreement, Stephens caused a Company he owned to transfer its interest in an oil and gas lease to the Company in exchange for 14,150,000 shares of the Company's unissued common stock. The Company's president agreed to provide assistance to Stephens in contacting current stockholders in an effort for Stephens to acquire as many as 15,000,000 previously outstanding shares. Additionally, the Company's president resigned his position as president and as a director. The board of directors elected Stephens as the Company's new president and appointed him as a director to fill the place of the resigning president. The board also agreed to appoint individuals selected by Stephens to the board.

A portion of the agreement between Stephens, the Company, and the Company's president calls for the Company to transfer the single oil and gas lease and the worthless stock in the various inactive entities to the outgoing president in recognition of his efforts in keeping the Company in existence over the years.

Stephens has agreed to cause the Company to regain full reporting status with the Securities and Exchange Commission through current filings and to seek market makers and trading on the Electronic Bulletin Board.

Stephens' future plans are for the Company to raise funds to be used in oil and gas drilling and development ventures.

NOTE 3: GOING CONCERN

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General Discussion

The company was not able to raise working capital after December 31, 1984 in any significant manner to keep the Company in an active status. Several attempts were made to keep the Company active subsequent to December 31, 1984. The time period also put the Company at a disadvantage as it was near the end of the oil boom, plus in 1986 the oil bust began which made it even more difficult for the Company to attract funds to sustain the Company. When oil prices plunged below $10 per barrel, that made any hope of raising funds almost impossible for several years following the oil market crash. Management then began to focus on alternate ideas to regain interest in the Company by looking for private companies as merger candidates. Many attempts were and several companies made various offers of which none were ever completed due to either financing problems or lack of working capital to make the merger successful.

On October 8, 1997, the management of the Company entered into an agreement with Hayseed Stephens where he would take over operations in conjunction with vending in certain oil and gas leases. Included in the agreement, Mr. Stephens agreed to cause the accounting and filings to become current with the Securities and Exchange Commission and other regulatory authorities.

Change of control of the Company from Art Sykes to Hayseed Stephens was on December 22, 1997. At the time of change of control it was mutually agreed between these two parties that Art Sykes would receive the oil and gas asset and the stocks owned by the Company, as compensation for taking care of the Company during the dormant years. These assets do not show any value on the books of the Company, however, a value of $4,622 was given to them by management of the Company. Hayseed Stephens would vend in an oil and gas asset for 14,150,000 shares of stock as his part of the change of control. This asset is a 25% working interest in the Greenwood Gas Field located in Parker County, Texas.

Assets

The principle asset on September 30, 1997 was cash being $2,757 and was $1,453 on December 31, 1996. The Company's investments in oil and gas did not make it through the declining oil market during the late 1980's. The Company had interests in two Kansas and two Oklahoma leases which generated $98,136 in oil and gas sales during 1984. The Company does hold one oil and gas interest in a gas well in Beaver County, Oklahoma, which was acquired by the Company without any cost in an agreement where after the investors recaptured their investment, a 4.6125% working interest would become effective. On September 30, 1997 this interest was still in effect.

Income and Expenses

The Company's 4.6125% working interest in Benjegerdes #1 produced revenues of $1,569 for the first nine months of 1997 compared to $1,309 for the same period during 1996. The three months revenues ended September 30, 1997 and 1996 are $411 and $474 respectively. During the first quarter of 1997 the Company reported revenues of $1,300 in miscellaneous revenues. Reflected in the nine month figures, this was the sale of a truck that was fully depreciated.

Total revenues are $2,926 and $1,309 for the nine months ending September, 1997 and 1996 respectively.

Subsequent to the end of the quarter as previously mentioned, the Company will own a 25% working interest in a gas field located in Parker County, Texas. Revenues for the Company in 1998 are estimated to range from $50,000 to $125,0000 depending on the success of certain well completions and workovers.

The operating expenses are primarily related to the working interest in the gas well for all periods reported, except for administrative expenses of $1,000 during the third quarter of 1997 paid to Art Sykes.

The Company's operating income was $204 for the three months ended September 30, 1996 compared to a loss of $736 for the same three month period in 1997. The reason for the loss in the third quarter was due to the $1,000 administrative fee, previously disclosed. The nine months operating income went from $240 in 1996 to $1,244 in 1997 with the increase being attributed to the sale of the truck.

Net Income

The Company reported a net income of $1,296 for the nine months ended September 30, 1997 compared to $320 in net income for the same period in 1996. The Company had a net loss of $718 for the three months ended September 30, 1997 compared to $231 in net income for the same period in the previous year.

Both the retiring management and the new management are excited about the prospects of the Company to rebuild the asset and revenue base of the Company during 1998.

Exhibits and Reports on Form 8-K

The Company did not file a Form 8-K during the reporting period; however, the Company did file subsequent to September 30, 1997, an 8-K reporting the change of control, resignation of directors and change of auditors.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 1998

/s/ IVAN WEBB
Ivan Webb
Chief Financial Officer