Form 10KSB
period 1998-12-31
KIT KARSON CORP
filed 1999-08-11
CIK 353634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                         Commission File Number: 0-10301


                             KIT KARSON CORPORATION


   A WASHINGTON CORPORATION                             IRS No. 91-1067265

                           4201 East I-20 Service Road
                            Willow Park, Texas 76087

                                 (817) 341-1477

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

                                       Yes     No  X
                                           ---    ---
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 3, 1999.

     Common Stock, no par value, 20,674,104 shares, $28,426,893 Market Value

On December 31, 1998 the Registrant had 49,959,356 shares of Common Stock outstanding with no par value. On August 3, 1999 the total number of shares outstanding were 53,894,801. The Registrant also has 10,000,000 shares of Preferred Stock with a par value of $0.10 of which no shares have been issued.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

Kit Karson Corporation (the Company) was incorporated under the laws of Washington on March 1, 1979. The Company's office is located at 4201 I-20 East Service Road, Willow Park, Texas, 76087.

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

The Company began trading during the month on January 23, 1998, after the Company became current in its filings with the Securities and Exchange Commission. On March 6, 1998, the Company held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares from 50,000,000 to 200,000,000 shares plus add 10,000,000 Preferred Shares to the capitalization of the Company.

Subsequent to the end of the year ended December 31, 1998, the Company changed its name to Ness Energy International, Inc. The name change became effective July 6, 1999.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's revenues for 1998 were derived solely from the gas wells on the Greenwood Gas Field in which the Company holds a 25% working interest. Gross revenues from this interest for 1998 were $22,301. The Company's gross revenues for the previous two years were solely derived from one gas well located in Beaver County, Oklahoma in which the Company owns a 4.6125% working interest. The Company's interest in this well generated $1,934 in 1997 and $1,671 in 1996.

The Company does not have any other oil and gas assets as of December 31, 1998. See Items 6 and 7, "Management's Discussion and Analysis or Plan of Operation" and "Financial Statements".

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

On December 22, 1997, the Company had a change in control. The change in control caused the Company to be revived and allow the Company to become a viable entity.

COMPETITION AND MARKETS

The oil and gas industry is highly competitive in all of its phases, with competition for favorable prospects being particularly intense. The Company believes that price, geological and geophysical skill and familiarity with an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. The Company competes with independent operators and occasionally major oil companies, a number of which have substantially greater technical and financial resources than the Company.

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

On December 31, 1998, 40-degree oil (good gravity crude) was selling for approximately $9.50 per barrel, compared to a December 31, 1997 figure of $19.21 per barrel. Prices also vary according to gravity. Natural gas prices for December 31, 1997 were $1.70 per MCF and were $1.80 per MCF on December 31, 1998.

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

PERSONNEL

Since December 22, 1997, the President, Hayseed Stephens, has principally conducted the business of the Company. Ivan Webb, Chief Financial Officer and director, has devoted such time as has been necessary to carry on the Company's business. The Company has no bonus, pension, or profit sharing plans.

New directors and officers were appointed on December 22, 1997 when change of control occurred. The new president is Harold (Hayseed) Stephens and the Secretary/Treasurer is his wife, Mary Gene Stephens. The Company also added two new directors, Ivan Webb and Richard Fessler. Subsequent to the end of the fiscal year, Richard Fessler resigned as a director of the Company. Following his resignation, Mr. David Boyce was appointed by the Board of Directors to fill this vacancy until the next annual meeting. For more information on the new officers and directors refer to Part III Item 9. "Directors and Executive Officers, Promoters and Control Persons".

The daily operations are under the direction of Mr. and Mrs. Stephens. The Company has one full time and one part time employee in addition to the Stephens's. On April 15,1998 the Company entered into an agreement with Ness Energy International, Inc. where Ness would provide Management, Secretarial, Receptionist, Clerical and Bookkeeping for a turnkey flat rate monthly fee of $2,750.00 beginning date of January 1, 1998. The contract term is for a two-year period, which will end December 31, 1999.

DEFINITIONS

"Gravity" is a measure of the density of oil. As defined in the petroleum industry, a higher gravity corresponds to a lower density. Gravity of crude oils range from about 12 degrees (heavy oil) to 60 degrees (distillate or gasoline-like oil). Lower gravity oils are generally worth less, and they may require unconventional technology to produce.

"Gross production" as used herein is defined as the total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

Initial Potential ("IP") is a test performed before any significant production from a well is marketed. An oil well potential is an indication of the maximum rate at which a well can produce. Usually, wells produce at lower rates than their potentials. Reasons for lower rates can involve natural decline, government regulations, difficulties with operations or infrastructure, and reservoir management considerations.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

On December 31, 1996 the Company owned a 4.6125% working interest in a gas well in Beaver County, Oklahoma. Redstone Oil & Gas Company of Dallas, Texas operate the well, Benjegerdes #1. Revenues from this working interest for 1995 were $1,418 less operating expenses of $574 for a net income of $844 before taxes. In 1996 the revenues were $1,696 with operating expenses of $600, leaving a net income of $1,096 before taxes and in 1997 the revenues were $1,934 with operating expenses of $609, leaving a net income of $1,325 before taxes.

Change of control of the Company from Art Sykes to Hayseed Stephens was on December 22, 1997. At the time of change of control it was mutually agreed between these two parties that Art Sykes would receive the above mentioned asset as compensation for taking care of the Company during the dormant years and that Hayseed Stephens would vend in an oil and gas asset for 14,150,000 shares of stock. The following is a description of the oil and gas asset (Greenwood Gas Field) located in Parker County, Texas.

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

The Greenwood Field was reactivated in 1984 to produce the left over gas from the 2,800-foot sand while gas prices were high. Then it was discovered that other shallower Strawn Sands also were very commercially productive. These wells are drilled on 40 to 80 acre spacing and each producing well, in this field averages between 300,000 MCFG to 1BCF, only drilling to a depth of 3,000 feet. The known productive zones are located at 2,800 feet, 2,100 feet and 1,850 feet on the leases within the Greenwood Gas Field. Other potentially productive zones are also known in the area ranging from 500 feet to 1,600 feet.

There are currently 5 gas wells on the leases in which the Company owns a 25% working interest. Gas sales from these wells for the Company's working interest was $22,301 for 1998. Lease operating expenses, production taxes and compression expenses totaled $10,460 leaving a profit from this lease of $11,841.

A reserve report and equipment evaluation was prepared on the Greenwood leases in December 31, 1998. The reserve report reflects a fair market value of $38,227, a present value of $70,556 and the equipment is valued at $22,058 for the 25% working interest owned by the Company as of December 31, 1998.

GAS RESERVES

The following table summarizes certain information regarding the estimated proved natural gas reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by Pearl Engineering Consulting Service of Abilene, Texas, independent consulting engineering firm.


                               PROVED GAS RESERVES
                                DECEMBER 31, 1998

                                                               Gas
                                                              (Mcf)
                                                             -------

Proved developed producing reserves                           24,870

Proved developed non-producing reserves                       85,964

Proved undeveloped reserves                                  141,266

Total proved reserves                                        252,100

The reserve data herein represent only estimates that are based on subjective determinations. Accordingly, the estimates are expected to change, as additional information becomes available. Further, estimates of gas reserves, of necessity, are projections based on engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced.

Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods. Proved developed non-producing reserves consist of (i) reserves from wells which have been completed and tested but are not yet producing due to lack or market or minor completion problems which are expected to be corrected, and (ii) reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the well. Proved undeveloped reserves are those reserves which may be expected either from existing wells that will require major expenditure to develop or from un-drilled acreage adjacent to productive units, which are reasonably certain of production when, drilled.

ITEM 3. LEGAL PROCEEDINGS.

As of August 3, 1999, there were no lawsuits against the company. However, the Company settled two lawsuits filed against the Company during the last quarter of 1998 subsequent to year end through the issuance of stock to settle these two lawsuits (See Note 7 to the Financial Statements). A request has been made by one of the parties to remove the restrictive legend on the shares, which has been denied by the Company. An arbitration hearing is set for August 27, 1999 to resolve this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

A meeting was held on March 6, 1998. The shareholders approved the increase of the authorized shares from 50,000,000 to 200,000,000 and added 10,000,000 shares of preferred stock. The shareholders also elected new directors for 1998 (Hayseed Stephens, Ivan Webb and Richard Fessler). The next annual meeting of the shareholders is planned for the fall of 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock is traded on the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol of KTKC until July 6, 1999. The symbol changed to NESS on July 6, 1999, pursuant to changing the name of the Corporation to Ness Energy International, Inc.

The stock did not trade during 1997. On January 23, 1998, the Company began trading after being revived and opened at 4 cents bid. These bid quotations reflect inter-dealer bid prices and not ask prices, without mark-down or commissions, and may not necessarily represent actual transactions.


              Period             Low Bid             High Bid
         --------------          -------             --------
         First Quarter            $0.04               $0.63
         Second Quarter           $0.17               $0.68
         Third Quarter            $0.25               $0.52
         Fourth Quarter           $0.20               $0.36

On August 3, 1999, the stock price was $1.37 bid and $1.45 ask.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The approximate number of security holders of record of Kit Karson Corporation on August 3, 1999 was 1,125. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

DIVIDEND INFORMATION

     The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

Prior to October 1997 several attempts were made to keep the Company active. These attempts included contacting several companies; none were ever completed due to either financing problems or lack of working capital to make the merger successful.

On October 8, 1997, the management of the Company of that time entered into an agreement with Hayseed Stephens where he would take over operations in conjunction with vending certain oil and gas leases. Included in the agreement, Mr. Stephens agreed to cause the accounting and filings to become current with the Securities and Exchange Commission and other regulatory authorities.

Change of control of the Company from Art Sykes to Hayseed Stephens was on December 22, 1997. At the time of change of control it was approved by the board of directors of Kit Karson and Mr. Stephens that Mr. Sykes would receive the assets described in paragraphs 1 and 2 under Item 2 Description of Property, as compensation for taking care of the Company during the dormant years and that Hayseed Stephens would vend in a gas asset for 14,150,000 shares of stock. Please see Item 2. Properties and "Gas Reserves" for a description of the gas asset (Greenwood Gas Field) located in Parker County, Texas.

The principle asset on both December 31, 1995 and 1996 was cash being $2,680 and $1,453 for these respective dates. The Company owned one oil and gas interest in a gas well in Beaver County, Oklahoma, which was acquired by the Company without any cost in an agreement where after the investors recaptured their investment, a 4.6125% working interest would become effective. This interest was still in effect until it was assigned to Art Sykes being a part of the closing for the change of control that occurred on December 22, 1997.

RESULTS OF OPERATIONS

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

The Company's natural gas revenues for 1998 were $22,301 compared to $1,934 for 1997. The operating expenses, production taxes and compression expenses totaled $10,460 leaving a profit from this lease of $11,841 for 1998 and net revenues of $1,119 for 1997 from the well owned in 1997.

The expenses during the year ended December 31, 1998 were nominal except for the litigation settlement which is a non cash outlay expense as the Company issued 2,701,500 shares which had a value of $1,392,900 at the time of settlement with each case.

As previously discussed in this section the Company was revived in December 1997 and during the first year of operations by new management expenses were paid by Ness Energy International, Inc. as the Company had very limited working capital. Ness paid the general and administrative expenses of $110,053 shown for 1998.

Net loss reported for 1997 and 1998 was $1,549 and 1,496,720 respectively. The 1997 loss was insignificant on a per share basis and was 3 cents per share for 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, or (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this document reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this document, the works "anticipates," "believes," "expects."

"intends," future," and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

YEAR 2000 COMPLIANCE

The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may lead to incorrect calculations, functions or system failure. The widespread use of computer programs that rely on these two-digit date programs to perform computations and decision-making functions may cause information technology systems to malfunction in and around the year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The problem exists for many kinds of software, including software for mainframes, PCs and embedded systems. Many normal business activities will potentially be impacted because computers control information necessary to monitor and control various operations.

The Company has studied and tested its technologies systems impacted by the Year 2000 transition. The Company believes that its systems are Year 2000 compliant. However, variability of hardware and software combinations may lead to unforeseen problems. The Company does not believe that any problems that arise with internal systems will be material or will require more than minimal costs to overcome.

The Company's vendors are various and diverse and the bulk of the items purchased by the Company are widely available. There are no problems which are expected to arise due to vendors' failure to be Year 2000 compliant because auxiliary channels should be available to the Company to acquire its supplies, parts and other needs from other vendors should any particular vendor have a problem due to noncompliance.

Due to the nature of the Company's business and its information and accounting systems, costs to bring its systems into compliance have been immaterial.


ITEM 7.  FINANCIAL STATEMENTS.

The following financial statement information for Kit Karson Corporation begins following the signature page of this form. The index to the following financial statements is on page F-1.


            Report of Independent Certified Public Accountant
            Balance Sheets
            Statement of Operations
            Statement of Changes in Stockholders' Equity
            Statement of Cash Flows
            Notes to Financial Statements
            Supplemental Data

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Robert Early & Company, P.C. audited the following years of the Company 1995, 1996 and 1997 and Weaver and Tidwell, L.L.P. audited the year ended December 31, 1998.

There are no disagreements between the Company and its auditor, Robert Early & Company P.C. of Abilene, Texas, and there are no disagreements between the Company and its current auditor Weaver and Tidwell, L.L.P. of Fort Worth regarding accounting and/or financial disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The directors and executive officers of the Company are as follows:


                   Name                  Age                  Position
                 ---------               ---                ------------
      Harold  "Hayseed"  Stephens(1)      60          President, CEO &  Director
      Mary Gene Stephens(1)               58          Secretary & Treasurer
      Ivan Webb                           48          CFO & Director
      David Boyce                         42          Director

(1)Harold "Hayseed" Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

HAROLD "HAYSEED" STEPHENS, President & Director, graduated from Hardin Simmons University in 1961 with a BS degree. Mr. Stephens founded Hayseed Stephens Oil & Gas Inc. in 1983 for domestic oil and gas operations primarily in Texas and Oklahoma. He also founded Ness Energy International for international operations focusing on Israel for oil and gas concessions. In 1984 - 1985 Stephens partnered with three Israeli companies in a 50 million dollar drilling consortium that leased 400,000 acres.

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

DAVID BOYCE, Director, graduated from Texas Tech University in 1979 with a BBA degree. In 1994, Mr. Boyce founded his own company, Boyce Producing Corp. which is involved in drilling, production and exploration in mid-continent USA. He has knowledge and experience in drilling and completing oil and gas wells. Prior to 1994, Mr. Boyce was president of OKT Petroleum Company, Inc. which he also founded. Currently, Mr. Boyce is president of a Full Gospel Businessmen's Fellowship (Greater Oklahoma City Chapter). He has also served as president for four years Christian Oilman's Association of Oklahoma City.

ITEM 10.  EXECUTIVE COMPENSATION.

No compensation was paid during the year ended December 31, 1996. No compensation was paid in 1997 other than the assignment of the working interest in the gas well in Beaver County, Oklahoma and 87,400 shares of Black Giant Oil Company to Arthur Sykes, Jr. for maintaining the Company during the dormant years. The amount of this compensation is calculated to be $4,622.

The following table shows the annual compensation to be paid to the officers of Kit Karson Corporation in 1998 subject to funding and/or the availability of funds.


         Name and Principal Position                           Salary
         -----------------------------------------------------------------------
         Hayseed Stephens, President & CEO                     $60,000
         Mary Gene Stephens, Secretary/Treasurer               $18,000
         Ivan Webb, Chief Financial Officer                    $15,800

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on August 3, 1998:


                          Name and Address              Number of       Percent
Title of Class          of Beneficial Owner           Shares Owned     of Class
--------------       -----------------------------   --------------    --------
Common Stock         Hayseed Stephens Oil, Inc.(1)    14,150,000          26.3%
No Par Value         365 Cook Road
                     Willow Park, Texas 76087

Common Stock         Hayseed Stephens(1)              13,435,375(2)       24.9%
No Par Value         365 Cook Road
                     Willow Park, Texas  76087

(1)Hayseed Stephens and his wife are the owners of Hayseed Stephens Oil, Inc.

(2)Hayseed Stephens acquired these shares from a group of large shareholders at the same time change of control became effective.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of August 3, 1999 information concerning the beneficial ownership of common stock by all directors and all directors and officers of the Company as a group based on 53,894,801 shares outstanding.


                          Name and Address              Number of       Percent
Title of Class          of Beneficial Owner           Shares Owned     of Class
--------------       -----------------------------   --------------    --------
Common Stock         Hayseed Stephens Oil, Inc.(1)    27,585,375(2)       51.2%
No Par Value         365 Cook Road
                     Willow Park, Texas 76087

Common Stock         Hayseed Stephens(1)                     -0-           -0-
No Par Value         365 Cook Road
                     Willow Park, Texas  76087

Common Stock         Ivan Webb                               -0-           -0-
No Par Value         901 West 6th Street
                     Cisco, Texas 76437

Common Stock         David Boyce                             -0-           -0-
No Par Value         P.O. Box 1860
                     Edmond, Ok  73083

All directors and officers as a group (4 persons)     27,585,375          51.2%

(1)Harold "Hayseed" Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

(2)This amount includes the stock owned by Hayseed Stephens Oil Inc. (14,150,000 shares).

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

Hayseed Stephens through his company, Hayseed Stephens Oil Inc. acquired 14,150,000 shares of the Company's common stock for a 25% working interest in the Greenwood Gas Field located in Parker County, Texas. See Item 2 Description of Property for further information on this property.

On April 15, 1998, the Company entered into four agreements with Ness Energy International, Inc. where Ness would provide certain services on a turnkey flat rate basis. The following is a list of these services and the amount of monthly consideration for said services:

         Management including office staff                    $2,750
         Office Rent                                             350
         Telephone equipment and Long Distance                   150
         Copier                                                  100

Each of the officers and directors of the Company have invested in the oil and gas business, either directly or through entities in which they have an interest. Certain of these interests could directly compete with the interests of the Company. Although the Company is not aware of any present conflicts of interest, such present or future activities on the part of the officers and directors could directly compete with the interests of the Company. If the Company should enter into future transactions with its officers, directors or other related parties, the terms of any such transactions will be as favorable to the Company, as those which could be obtained from an unrelated party in an arm's length transaction.

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

                                             KIT KARSON CORPORATION



                                             /s/ Hayseed Stephens
                                             -----------------------------------
                                             By: Hayseed Stephens
                                             President & Chief Executive Officer




                                             /s/ Ivan Webb
                                             -----------------------------------
                                             Ivan Webb
                                             Principal Accounting Officer &
                                             Principal Financial Officer

Date: August 3, 1999

                             KIT KARSON CORPORATION

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report - Weaver and Tidwell, L.L.P.                               F-2

Independent Auditor's Report - Robert Early & Company P.C.                              F-3

Balance Sheets for the years ended
December 31, 1997 & 1998                                                                F-4

Statements of Operations for the years ended
December 31, 1997 & 1998                                                                F-6

Statements of Changes in Stockholders' Equity
for the years ended December 31, 1997 & 1998                                            F-7

Statements of Cash Flow for the years ended
December 31, 1997 & 1998                                                                F-8

Notes to Financial Statements                                                           F-9

Supplemental Financial Information on Oil and Gas
Exploration, Development and Production Activities                                      F-16

                          INDEPENDENT AUDITOR'S REPORT


     To the Shareholders
     Kit Karson Corporation
     Willow Park, Texas

     We have audited the accompanying balance sheet of Kit Karson Corporation (a development stage company) (the Company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kit Karson Corporation (a development stage company) at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ WEAVER AND TIDWELL, L.L.P.

     WEAVER AND TIDWELL, L.L.P.

     Fort Worth, Texas
     July 29, 1999

     3276

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
KIT KARSON CORPORATION
Willow Park, Texas

We have audited the accompanying balance sheet of Kit Karson Corporation (a development stage Company) (the "Company") as of December 31, 1997 and the related statement of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kit Karson Corporation (a development stage Company) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has discontinued previous operations at December 31, 1997 and is in the process of initiating a new phase of activity. At the December 31, 1997, the Company had no assets or liabilities, was reliant on the completion of an agreement for the infusion of capital, and had entered into an agreement effecting a change in management control. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ROBERT EARLY & COMPANY
Robert Early & Company, P.C.
Abilene, Texas

May 26, 1998

                             KIT KARSON CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                        1998           1997
                                                     ----------     ----------
   ASSETS

CURRENT ASSETS
     Cash                                            $    4,352     $       --
                                                     ----------     ----------

             Total current assets                         4,352             --




PROPERTY AND EQUIPMENT
     Oil and gas properties, proved                      28,300             --
     Less accumulated depreciation and depletion          5,608             --
                                                     ----------     ----------

                                                         22,692             --
                                                     ----------     ----------




TOTAL ASSETS                                         $   27,044     $       --
                                                     ==========     ==========



The Notes to Financial Statements are
   an integral part of these statements.

                             KIT KARSON CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                      1998            1997
                                                                  -----------      -----------
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accrued expenses                                             $ 1,392,900      $        --
     Accounts payable - related party                                 102,564               --
                                                                  -----------      -----------

             Total current liabilities                              1,495,464               --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000,000 shares authorized, none issued                         --               --
     Common stock, no par value,
         200,000,000 shares authorized,
         49,959,356 shares issued and outstanding 1998;
         35,809,356 shares issued and outstanding 1997              2,658,533        2,630,233
     Retained deficit prior to reentering
         development stage January 1, 1998                         (2,630,233)      (2,630,233)
     Deficit accumulated since reentering
         development stage January 1, 1998                         (1,496,720)              --
                                                                  -----------      -----------


         Total stockholders' equity (deficit)                      (1,468,420)              --
                                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    27,044      $        --
                                                                  ===========      ===========

The Notes to Financial Statements are
   an integral part of these statements.

                             KIT KARSON CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                   Year Ended
                                                  December 31,
                                                    1998 and
                                                   Cumulative
                                                    Amounts
                                                     Since
                                                   Reentering
                                                  Development
                                                      Stage             1997
                                                  ------------      ------------
REVENUES
     Oil and gas revenues                         $     22,301      $      1,934

EXPENSES
     Lease operating expenses                            5,585               609
     Production taxes                                    1,594               147
     Taxes                                                  --                59
     Compression expenses                                3,281                --
     Depreciation, depletion and amortization            5,608                --
     Litigation settlement                           1,392,900
     General and administrative expenses               110,053             4,084
                                                  ------------      ------------

         Total operating expenses                    1,519,021             4,899
                                                  ------------      ------------

         Operating loss                             (1,496,720)           (2,965)

OTHER INCOME
     Interest income                                        --                60
     Miscellaneous income                                   --             1,356
                                                  ------------      ------------

         Loss before income taxes                   (1,496,720)           (1,549)

INCOME TAXES                                                --                --
                                                  ------------      ------------

NET LOSS                                          $ (1,496,720)     $     (1,549)
                                                  ============      ============

Net loss per weighted average share               $      (0.03)     $      (0.00)
                                                  ============      ============

Weighted average shares outstanding                 49,959,356        35,809,356
                                                  ============      ============

The Notes to Financial Statements are
   an integral part of these statements.

                             KIT KARSON CORPORATION
                          (a development stage company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                               Accumulated      Accumulated
                                                                Deficit           Deficit
                                                                Prior to           Since
                                                               Reentering       Reentering
                                                               Development      Development
                                      Common Stock                Stage            Stage
                               ---------------------------      January 1,       January 1,
                                  Shares          Amount          1998             1998
                               -----------     -----------     -----------      -----------
BALANCE,
     January 1, 1997            35,809,356     $ 2,630,233     ($2,628,684)     $        --

         Net loss                       --              --          (1,549)              --
                               -----------     -----------     -----------      -----------

BALANCE,
     December 31, 1997          35,809,356       2,630,233      (2,630,233)              --

         Shares issued for
             oil and gas
             property           14,150,000          28,300              --               --

         Net loss                       --              --              --       (1,496,720)
                               -----------     -----------     -----------      -----------

BALANCE,
     December 31, 1998          49,959,356     $ 2,658,533     ($2,630,233)     ($1,496,720)
                               ===========     ===========     ===========      ===========



The Notes to Financial Statements are
   an integral part of these statements.

                             KIT KARSON CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                             Year Ended
                                                            December 31,
                                                             1998 and
                                                            Cumulative
                                                              Amounts
                                                               Since
                                                            Reentering
                                                            Development
                                                               Stage            1997
                                                            ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(1,496,720)     $    (1,549)
     Adjustments to reconcile net loss
        to net cash used in operating activities
           Depreciation, depletion, and amortization              5,608               --
           Change in operating assets and liabilities:
              Accrued expenses                                1,392,900              (55)
              Accounts payable - related party                  102,564               --
              Accounts receivable                                    --              151
                                                            -----------      -----------

              Net cash provided by operating activities           4,352           (1,453)

CASH FLOWS FROM INVESTING ACTIVITIES                                 --               --

CASH FLOWS FROM FINANCING ACTIVITIES                                 --               --
                                                            -----------      -----------

              Net increase in cash                                4,352           (1,453)

CASH, beginning of period                                            --            1,453
                                                            -----------      -----------

CASH, end of period                                         $     4,352      $        --
                                                            ===========      ===========


SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Acquisition of oil and gas property
        for 14,150,000 shares of common stock               $    28,300      $        --
                                                            ===========      ===========

The Notes to Financial Statements are
   an integral part of these statements.

                             KIT KARSON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1. NATURE OF BUSINESS, ORGANIZATION
        AND BASIS OF PRESENTATION

     Kit Karson Corporation (the Company), a Washington corporation, has been involved in the exploration and development of oil and gas reserves. The Company's main businesses of energy and real estate were essentially abandoned by late 1985 due to insufficient operations and capital to support ongoing cash requirements. Between 1985 and 1996 there were no filings with the SEC. An agreement was reached in late 1997 for a change in management control of the Company (Note 9) and the required filings were filed to allow the stock to resume trading.

     The Company is reentering the exploration and development of oil and gas reserves under the new management. However, due to the exhaustion of all assets prior to the change in management, the Company is deemed to have reentered the development stage as of January 1, 1998, and the operations and cash flows of the Company since reentering the development stage are effectively the same as the year ended December 31, 1998.

     The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, insignificant revenue and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management plans to raise capital through the private placement of company stock and, eventually, through public offerings. Management intends to use the proceeds from any equity sales to further develop oil and gas reserves in the United States and in selected foreign countries. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  OIL AND GAS PROPERTY AND EQUIPMENT

     The Company uses the full cost method of accounting for its' oil and gas producing activities, which are located in North Central Texas. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

                             KIT KARSON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  OIL AND GAS PROPERTY AND EQUIPMENT - CONTINUED

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

     Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

     Prior to 1998, it was determined that the remaining single oil and gas interest was not significant enough to require the disclosures of oil and gas activities required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities". This lease was transferred to the Company's former president as part of the agreement regarding change in control of the Company.

  ACCOUNTS RECEIVABLE

     The Company has not provided an allowance for doubtful accounts. The Company's receivables are from a related party and have been netted against the accounts payable - related party (see Note 4). All receivables considered doubtful have been charged to current operations and it is management's opinion that no additional material amounts are doubtful of collection.

  INCOME TAXES

     Deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

                             KIT KARSON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  STATEMENT OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  LOSS PER COMMON SHARE

     The loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the year. The Company has no potential common stock.

  NEW ACCOUNTING STANDARD

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company intends to adopt the new standard when required in 2000. The Company does not expect that SFAS No. 133 will have a material effect on its financial statements; however, its effect, if any, will depend on the Company's exposure to derivative instruments at the time of adoption and thereafter.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Depletion was calculated based on engineers estimates of reserves and it is reasonably possible that those estimates may change materially in the near term.

  FINANCIAL INSTRUMENTS

     Financial instruments consist principally of cash and accounts payable - related party. Recorded values approximate fair values due to the short maturities of these instruments.


NOTE 3. INVESTMENTS IN MARKETABLE SECURITIES

  The Company owned interests in three entities, which were publicly traded at the time of acquisition. As part of the agreement regarding the change in control of the Company, these interests were transferred to the Company's former president (Note 9).

                             KIT KARSON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

  In June 1998, the Company entered into a series of agreements with a company related through common ownership whereby the related party will provide the majority of the Company's management, general and administrative and facilities. The agreements were effective January 1, 1998 and provide for monthly payments of $3,350. As of December 31, 1998, the Company owed $109,911 under these agreements and for other costs incurred by the related party on behalf of the Company.

  The related party also collects the net oil and gas revenues from the Company's properties and remits the funds to the Company. At December 31, 1998, the Company was owed $7,347, which has been offset against the accounts payable.


NOTE 5. INCOME TAXES

  The Company's last income tax return was filed for 1984 and it showed total operating loss carryforwards at that time of $645,484. It is believed that the Company generated additional operating loss carryforwards as the Company's business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to the changes in control discussed in Note 9, it is believed that the benefits from utilization of any of these carryforwards would be extremely limited. Management has decided that the cost of researching the timing of transaction and preparing income tax returns to document the loss carryforwards for the unfiled years would not be a cost effective use of resources available to the Company. In view of this decision, these potential loss carryforwards have been discounted and are considered to be of no value. The disclosures presented below include the activities of the Company since 1994.

  A reconciliation of income tax expense at statutory tax rates to the Company's effective tax rates follows:

                                              1998             1997
                                            ---------        ---------
    Current income tax expense              $      --         $     --
    Benefit from loss carryforward                 --               --
    Benefit from loss carryback                    --               --
                                            ---------         --------


                                            $      --         $     --
                                            =========         ========

                             KIT KARSON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.   INCOME TAXES - CONTINUED

  The deferred tax assets at December 31, 1998 and 1997, respectively, are comprised of the Company's net operating loss carryforwards:

                                                        1998                   1997
                                                   --------------         --------------
         Litigation settlement                     $      473,586         $           --
         Net operating loss carryforward                   15,952                    379
         Less valuation allowance                        (489,538)                  (379)
                                                   --------------         --------------

         Net deferred tax asset                    $           --         $           --
                                                   ==============         ==============

  The Company's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

         Year Expiring

              2011                                    $       977
              2012                                          1,549
              2013                                        103,820
                                                      -----------

                                                      $   106,346
                                                      ===========

  The net changes in the valuation allowance during 1998 and 1997 are as follows:

                                        1998           1997
                                     ---------      ---------
    Balance at beginning of year     $    (379)     $    (147)
    Balance at end of year            (489,538)          (379)
                                     ---------      ---------

    Net change                       $(489,159)     $    (232)
                                     =========      =========


NOTE 6. STOCKHOLDERS' EQUITY

  On March 6, 1998, the Company's Certificate of Incorporation was amended to authorize the issuance of 10,000,000 shares of preferred stock and to increase the number of shares of the Company's Common Stock authorized for issuance by 150,000,000 shares to a total of 200,000,000.

NOTE 7. COMMITMENTS AND CONTINGENCIES

  At December 31, 1998, the Company was party to two lawsuits filed by shareholders who claimed that they were due shares from transactions that they had conducted with the Company in the past.

                             KIT KARSON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7. COMMITMENTS AND CONTINGENCIES - CONTINUED

  The lawsuits were subsequently settled through the issuance of 2,701,500 shares of the Company's common stock. The value of these shares are recorded as accrued liabilities and litigation settlement in the accompanying financial statements.

NOTE 8. MAJOR CUSTOMERS

  The Company sells gas and natural gas liquids to one purchaser. However, management believes the competitive nature of the field and available marketing alternatives do not make the Company dependent on any single purchaser.


NOTE 9. CHANGE IN CONTROL

  During the last quarter of 1997, an agreement was reached and consummated between the Company and Hayseed Stephens, which effectively transferred operating control of the Company to him. All remaining assets of the Company were transferred to its former president.

  The Company filed the require documents with the Securities and Exchange Commission to allow its stock to resume trading on the NASD Bulletin Board in February 1998.


NOTE 10. SUBSEQUENT EVENTS

  Effective July 6, 1999, the Company changed its name to Ness Energy International, Inc.

  On June 7, 1999, the Company successfully completed a private placement of 625,001 shares of stock and received proceeds of $281,250.

  The Company has entered into discussions aimed at acquiring a 25% interest in an oil lease in Israel from a company related by common ownership.


NOTE 11. YEAR 2000 ISSUES

  The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has completed its assessment and believes that any additional costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if

                             KIT KARSON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11.   YEAR 2000 ISSUES - CONTINUED

     the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial statement risk to the Company. In order to assure that this does not occur, the Company plans to devote the necessary time and resources to resolve any significant Year 2000 issues that may arise in a timely manner.

     Because of the unprecedented nature of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be Year 2000 ready.

                             KIT CARSON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)


This section provides information required by Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities.

The SEC defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Estimates of petroleum reserves have been made by independent engineers. The valuation of proved reserves may be revised in the future on the basis of new information as it becomes available. Estimates of proved reserves are inherently imprecise.

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

                                                            Petroleum      Natural
                                                             Liquids         Gas
                                                             (Bbls)         (Mcf)
                                                            ---------      -------
    December 31, 1998 - proved developed reserves               -          110,834
    December 31, 1998 - proved reserves                         -          252,100

The Company did not have any proved reserves prior to 1998.


                                             Petroleum      Natural
                                              Liquids         Gas
                                              (Bbls)         (Mcf)
                                             ---------      -------
    Reserves at December 31, 1997                   --           --
       Purchases of Reserves-in-Place               --      264,481
       Production                                   --      (12,381)
                                             ---------      -------

    Reserves at December 31, 1998                   --      252,100
                                             =========     ========

                             KIT CARSON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)


The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the year ended December 31, 1998 is as follows:

    Future cash inflows                                  $   403,363
    Future development and production costs                 (283,549)
    Future income tax expense                                     --
                                                         -----------

    Future net cash flows                                    119,814
    10% annual discount                                       49,258
                                                         -----------

    Standardized measure of
       discounted future cash flows                      $    70,556
                                                         ===========

Primary changes in standardized measure of discounted future net cash flow for the year ended December 31, 1998 is as follows:

    Purchases of reserves in place                              $   82,397
    Sales of oil and gas, net of production costs                  (11,841)
                                                                ----------

                                                                $   70,556
                                                                ==========

Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved developed reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not necessarily represent management's assessment of future profitability or future cash flow to the Company.

                             KIT CARSON CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                  (UNAUDITED)


The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 1998 is as follows:

    Proved properties                                         $  28,300
    Accumulated depletion and depreciation                       (5,608)
                                                              ---------

       Net capitalized costs                                  $  22,692
                                                              =========

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the year ended December 31, 1998 is as follows:

       Property acquisition costs                             $  28,300
       Exploration and depletion costs                               --
                                                              ---------

       Total                                                  $  28,300
                                                              =========

Results of oil and gas operations in the aggregate for the year ended December 31, 1998 is as follows:

    Revenues                                                   $  22,301
    Compression expense                                           (3,281)
    Production costs                                              (7,179)
    Exploration expense                                               --
    Depreciation and depletion                                    (5,608)
    Income taxes                                                      --
                                                               ---------

    Net oil and gas income                                     $   6,233
                                                               =========

                               Index to Exhibits


Exhibit
  No.                           Description
-------                         -----------
  27                            Financial Data Schedule
