Form 10QSB
period 1999-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 1999-10-01
CIK 353634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         Commission File Number 0-10301


                         NESS ENERGY INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)
                    FORMERLY KNOWN AS KIT KARSON CORPORATION



           NEVADA                                           91-1067265
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
incorporation or organization)

       Registrant's telephone number, including area code: (817) 341-1477

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES                  X     NO
                       ------                   ------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:

As of September 29, 1999 the Registrant had outstanding 53,894,801 shares of its common stock with no par value.

                                     PART 1

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Ness Energy International, Inc., formerly known as Kit Karson Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the notes thereto included in Kit Karson's SEC Form 10-KSB for the period ended December 31, 1998.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (Unaudited)


                                                                     31-Dec-98      30-Jun-99
                                                                    -----------    -----------
                                     ASSETS

Current Assets
         Cash                                                       $     4,352    $   218,296
         Accounts Receivable                                                 --          5,059
                                                                    -----------    -----------
                  Total current assets                                    4,352        223,355

Property and Equipment
         Oil and gas properties, proved                                  28,300         28,300
         Less accumulated depreciation and depletion                      5,608          8,412
                                                                    -----------    -----------
                                                                    $    22,692    $    19,888
                                                                    -----------    -----------

                  TOTAL ASSETS                                      $    27,044    $   243,243
                                                                    ===========    ===========


                              LIABILITIES & STOCKHOLDERS' EQUITY
                                           (DEFICIT)

Liabilities
         Accrued expenses                                           $ 1,392,900             --
         Accounts payable - related party                               102,564         78,830
                                                                    -----------    -----------
                  Total current liabilities                           1,495,464         78,830
                                                                    -----------    -----------

Stockholders' Equity (Deficit)
         Preferred stock, $0.10 par value
           10,000 shares authorized, none issued                             --             --
         Common stock, no par (200,000,000 shares
            authorized, 49,959,356 shares issued and
            outstanding on December 31, 1998 and
            53,894,801 issued and outstanding on June
            30, 1999)                                                 2,658,533      4,332,683
         Retained deficit prior to reentering development
            stage January 1, 1998                                    (2,630,233)    (2,630,233)
                                                                    -----------    -----------
         Deficit accumulated since reentering development
            Stage January 1, 1998                                    (1,496,720)    (1,538,037)
                                                                    -----------    -----------
                  Total Stockholders' Equity (Deficiency)            (1,468,420)       164,413
                                                                    -----------    -----------

                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                           $    27,044    $   243,243
                                                                    ===========    ===========

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 1998 and 1999
                                   (Unaudited)



                                              Three Months Ended            Six Months Ended
                                                   June 30                       June 30
                                        ----------------------------    ----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------

REVENUES
   Oil & Gas Revenues                   $      5,076    $      5,266    $     10,200    $     11,583

EXPENSES
   Lease operating expenses                    1,159           1,354           2,643           3,426
   Production taxes                              378             368             752             810
   Compression expenses                        1,091             682           2,030           1,541
   Depreciation and depletion                  1,402           1,402           2,804           2,804
   General and administrative                 22,928          27,773          45,037          63,420
                                        ------------    ------------    ------------    ------------
         Total Operating Expenses             26,958          31,579          53,266          72,001
                                        ------------    ------------    ------------    ------------

   Operating Income (Loss)                   (21,882)        (26,313)        (43,066)        (60,418)

Interest Income                                1,749              --           1,749
                                        ------------    ------------    ------------    ------------


Net (loss) before income taxes               (20,133)        (26,313)        (41,317)        (60,418)

         Income tax benefit                       --              --              --              --

                                        ------------    ------------    ------------    ------------
         NET (LOSS)                     $    (20,133)   $    (26,313)   $    (41,317)   $    (60,418)
                                        ============    ============    ============    ============

Net loss per weighted
   average share                        $       0.00    $       0.00    $       0.00    $       0.00
                                        ============    ============    ============    ============

Weighted average shares
   Outstanding                            52,210,606      49,959,356      53,188,354      49,959,356
                                        ============    ============    ============    ============

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                   For Six Months Ended June 30, 1998 and 1999
                                   (Unaudited)





                                                       1999          1998
                                                     ---------    ----------

NET CASH (USED) BY OPERATING ACTIVITIES              $ (67,306)           --

CASH FLOWS FROM INVESTING ACTIVITIES                        --            --

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds From Issuance of Common Stock        281,250            --
                                                     ---------    ----------

         Increase/(decrease) in cash for period        213,944            --

                  Cash, Beginning of period              4,352            --
                                                     ---------    ----------

                  Cash, End of period                $ 218,296    $       --
                                                     =========    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Liquidity and Capital Resources:

The quarter ended June 30, 1999 was an eventful quarter for the Company in building a cash balance in the Company. During the first six months the Company raised, through private placements of its common stock to accredited investors, $281,250. Cash on hand increased from $4,352 on December 31, 1998 to $218,296 on June 30, 1999. On March 31, 1999 the Company had $152,494 in cash on hand. Subsequent to June 30, 1999, the Company sold additional shares to one investor for $118,000. Total shares subscribed from the investors totaled 887,226 restricted shares of common stock for an investment of $399,250.

More than eighty percent (80%) of the Company's assets is cash on June 30, 1999 compared to less than 25% on December 31, 1998. This improvement in liquidity is attributable to the sale of shares through a limited number of private placements mentioned above. Additional funding is planned during the third and fourth quarters for expansion of the Company's operations.

Subsequent to June 30, 1999 the Company changed its name from Kit Karson Corporation to Ness Energy International, Inc. The effective date of the name change was made on July 6, 1999 and the symbol of the stock also changed on this same day from "KTKC" to "NESS".

Revenues:

The revenues from gas sales have been fairly constant during the past year with a very nominal decline in sales due mostly to gas prices. Gas revenues for the three months ended June 30, 1999 were $5,076 compared to $5,124 for the previous quarter ended March 31, 1999 and $5,266 for the three months ended June 30, 1998. The revenues come from the Company's interest in a group of wells known as the Greenwood Gas Field in which the Company holds a 25% working interest. The six months revenues ended June 30, 1999 compared to June 30, 1998 were down approximately 12% declining from $11,583 to $10,200.

Subsequent to the end of the quarter ended June 30, 1999, the Company, in conjunction with the other working interest holders, began a stimulation and re-working program on two of the wells in the Greenwood Field. The results of these work programs at the time of this report are not known, as the wells are still in the process of being tested.

Also subsequent to the end of the quarter ended June 30, 1999 gas prices began to improve due to hot summer months. The projections for gas prices for the coming winter are significantly higher which will dramatically effect the Company's revenues. The work programs on the existing wells are designed to increase and maximize production during the winter months when the gas prices are projected to be optimum.

Expenses:

The Company entered into four agreements with Hesed Energy International, Inc. where Hesed would provide certain services on a turnkey flat rate basis. These agreements were entered into with an effective date of January 1, 1998 for a two-year period that expires on December 31, 1999. The following is a list of these services and the amount of monthly consideration for said services:

           Management including office staff                    $2,750
           Office Rent                                             350
           Telephone equipment and Long Distance                   150
           Copier                                                  100

In addition to the general and administrative expenses mentioned above, the balance of the expenses incurred by the Company is attributable to the cost of lease operations on the Greenwood Gas Field. These costs generally do not fluctuate unless additional work is required or repairs are made. Compression charges are based on the amount of gas produced where production taxes and lease operating expenses are fairly flat.

Total operating expenses for the three months ended June 30, 1999 were $26,958 compared to $26,308 for the previous quarter ended March 31, 1999 and compared to operating expenses of $31,579 for the three months ended June 30, 1998. The decrease of $4,621 in total operating expenses from June 30, 1998 to June 30, 1999 is due to the cost of the shareholder's meeting held in June 1998. The six months total operating expenses were down approximately $30,000 comparing 1999 to 1998. The costs incurred in reviving the Company during the first and second quarter were mostly one-time expenses that will not be incurred again.

Results of Operations:

Operating losses incurred for the quarter ended June 30, 1999 was $21,882 compared to $21,184 for the quarter ended March 31, 1999. The operating loss for the six months ended June 30, 1999 was $43,066 compared to $60,418 for the same period in 1998.

The interest income was earned on the funds raised from private placements made during the end of the first and second quarters.

The Company reported a net loss of $20,133 for the quarter ended June 30, 1999 compared to a loss of $26,313 for the previous year. The net loss numbers for the six months ended June 30, 1999 were $41,317 compared to $60,418 for the six months ended June 30, 1998.

No share data was reported, as the number of shares divided into the nominal net loss was less than one cent per share.

Disclosure Regarding Forward-Looking Statements

This document includes "forward-looking" statements within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this document reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this document, the words "anticipates," "believes," "expects." "intends," "future," and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that all of its software and equipment are "Year 2000" compliant and that this problem will have no affect on the Company's internal operations

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings:

                  Not Applicable

Item 2.           Changes in Securities:

                  Not Applicable

Item 3.           Defaults upon Senior Securities:

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  Not Applicable

Item 5.           Other Information:

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8K:

                  (a) None

                  (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NESS ENERGY INTERNATIONAL, INC.



                                       By:  /s/IVAN WEBB
                                          -------------------------------------
                                          Ivan Webb, Principal Accounting
                                          Officer & Principal Financial Officer


Date September 29, 1999

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
  27                Financial Data Schedule