Form 10QSB
period 1999-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 1999-11-12
CIK 353634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

As of November 9, 1999 the Registrant had outstanding 55,179,802 shares of its common stock with no par value.

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

                            NESS ENERGY INTERNATIONAL, INC.
                             (A Development Stage Company)
                                     BALANCE SHEET
                                      (Unaudited)


                                                                             12/31/98            9/30/99
                                                                           -----------         -----------
                                       ASSETS
CURRENT ASSETS
     Cash                                                                  $     4,352         $   344,285
     Accounts receivable                                                            --                  --
                                                                           -----------         -----------

            Total current assets                                                 4,352             344,285

PROPERTY AND EQUIPMENT
     Oil and gas properties, proved                                             28,300              28,300
     Less accumulated depreciation and depletion                                 5,608               9,823
                                                                           -----------         -----------

                                                                                22,692              18,477
                                                                           -----------         -----------

TOTAL ASSETS                                                               $    27,044         $   362,762
                                                                           ===========         ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accrued expenses                                                      $ 1,392,900         $     2,000
     Accounts payable - related party                                          102,564              85,294
                                                                           -----------         -----------

            Total current liabilities                                        1,495,464              87,294

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000 shares authorized, none issued                                      --                  --
     Common stock, no par; 200,000,000 shares authorized;
         49,959,356 shares issued and outstanding 12/31/99
         55,121,392 shares issued and outstanding 9/30/99                    2,658,533           4,485,683
     Retained deficit prior to reentering
         development stage - January 1, 1998                                (2,630,233)         (2,630,233)
     Deficit accumulated since reentering
         development stage - January 1, 1998                                (1,496,720)         (1,579,982)
                                                                           -----------         -----------

            Total stockholders' equity (deficit)                            (1,468,420)            275,468
                                                                           -----------         -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                        $    27,044         $   362,762
                                                                           ===========         ===========

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1999
                                   (Unaudited)


                                                            Three Months Ended                        Nine Months Ended
                                                               September 30                              September 30
                                                        1999                 1998                 1999                 1998
                                                    ------------         ------------         ------------         ------------
REVENUES
     Oil and gas revenues                           $      5,109         $      4,009         $     15,309         $     15,592

EXPENSES
     Lease operating expenses                              1,174                1,236                3,817                4,662
     Production taxes                                        391                  280                1,143                1,090
     Compression expenses                                  1,176                  749                3,206                2,290
     Depreciation and depletion                            1,411                1,402                4,215                4,206
     General and administrative                           45,154               20,930               90,191               84,350
                                                    ------------         ------------         ------------         ------------

         Total operating expenses                         49,306               24,597              102,572               96,598
                                                    ------------         ------------         ------------         ------------

Operating income (loss)                                  (44,197)             (20,588)             (87,263)             (81,006)

Interest income                                            2,252                   --                4,001                   --
                                                    ------------         ------------         ------------         ------------

         Net gain (loss) before income taxes             (41,945)             (20,588)             (83,262)             (81,006)

         Income tax benefit                                   --                   --                   --                   --
                                                    ------------         ------------         ------------         ------------

NET GAIN (LOSS)                                     $    (41,945)        $    (20,588)        $    (83,262)        $    (81,006)
                                                    ============         ============         ============         ============


Net loss per weighted average share                 $       0.00         $       0.00         $       0.00         $       0.00
                                                    ============         ============         ============         ============

Weighted average shares outstanding                   54,508,097           49,959,356           53,180,868           49,959,356
                                                    ============         ============         ============         ============

                             NESS ENERGY INTERNATIONAL, INC.
                              (A Development Stage Company)
                                 Statement of Operations
                  For the Nine Months Ended September 30, 1998 and 1999
                                       (Unaudited)


                                                          1999           1998
                                                       ---------         ----
NET CASH USED IN OPERATING ACTIVITIES                  $ (94,317)        $ --

CASH FLOWS FROM INVESTING ACTIVITIES                          --           --

CASH FLOWS FROM FINANCING ACTIVITIES                          --           --

         Proceeds from issuance of common stock          434,250           --
                                                       ---------         ----

         Increase in cash for period                     339,933           --

CASH, BEGINNING OF PERIOD                                  4,352           --
                                                       ---------         ----

CASH, END OF PERIOD                                    $ 344,285         $ --
                                                       =========         ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Liquidity and Capital Resources:

The quarter ended September 30, 1999 was another eventful quarter for the Company in building its cash balance. Cash on hand increased from $4,352 on December 31, 1998 to $218,296 on June 30, 1999 and continued to increase to $344,286 on September 30, 1999. Total shares subscribed and paid during the quarter totaled 282,225 restricted shares of its common stock for $138,000.

Approximately ninety five percent (95%) of the Company's assets on September 30, 1999 was cash compared to approximately 25% on December 31, 1998. This improvement in liquidity is attributable to the sale of shares through a limited number of private placements mentioned above. Additional funding is planned during the fourth quarter for the Company's involvement in the Israel Project.

During this quarter the Company changed its name from Kit Karson Corporation to Ness Energy International, Inc. The effective date of the name change was made on July 6, 1999 and the symbol of the stock also changed on this same day from "KTKC" to "NESS".

Revenues:

The revenues from gas sales have been fairly constant during the past year. The only exception was the third quarter of 1998 which had a decline in total sales that was offset by the first two quarters of higher gas sales generating a total of $15,592 for the first nine months of 1998 compared to $15,309 for the same period in 1999. Gas revenues for the three months ended September 30, 1999 were $5,109 compared to $5,076 for the previous quarter ended June 30, 1999 and $4,009 for the three months ended September 30, 1998. The revenues come from the Company's interest in a group of wells known as the Greenwood Gas Field located in Parker County, Texas in which the Company holds a 25% working interest. The decline in the comparison of the six-month figures is negligible, being less than two percent (2%) decline.

The Company, in conjunction with the other working interest holders, began a stimulation and re-working program on two of the wells in the Greenwood Field. The results of these work programs at the time of this report are not known, as the wells were re-worked during the later part of the third quarter and the results from this work was not available.

The price of gas and also oil improved during the quarter ended September 30, 1999. The projections for gas prices for the coming winter are significantly higher which will dramatically effect the Company's revenues. The work programs on the existing wells were designed to increase and maximize production during the winter months when the gas prices are projected to be optimum.

Expenses:

General and administrative expenditures increased significantly comparing the current quarter to the quarter ended September 30, 1998 with an increase of $24,224. This increase is due to the increase in the Company's operations coupled with printing its annual report on SEC Form 10-KSB. Accounting and other professional expenditures were incurred during this quarter.

In addition to the general and administrative expenses mentioned above, the balance of the expenses incurred by the Company is attributable to the cost of lease operations on the Greenwood Gas Field. These costs generally do not fluctuate unless additional work is required or repairs are made. The reworking of the wells during the later part of the current quarter being reported will be recognized during the next quarter as the invoices for the work have not been received prior to the end of the quarter. Compression charges are based on the amount of gas produced where production taxes and lease operating expenses are fairly flat.

Total operating expenses for the three months ended September 30, 1999 were $49,306 compared to $26,958 for the previous quarter ended June 30, 1999 and compared to operating expenses of $24,597 for the three months ended September 30, 1998. The Company's shareholder base has grown from approximately 800 to approximately 6,000 shareholders. The cost of servicing these shareholders with annual financial information has obviously increased substantially.

The six months total operating expenses were up approximately $6,000 comparing 1999 to 1998. The costs incurred in reviving the Company during the first three quarters of 1998 were mostly one-time expenses that will not be incurred again, however, the cost associated with being a public company keeps compliance costs related to other operations of the Company relatively high.

Results of Operations:

Operating losses incurred for the quarter ended September 30, 1999 was $44,197 compared to $21,882 for the quarter ended June 30, 1999 and had a operating loss of $20,588 for the quarter ended September 30, 1998. The operating loss for the nine months ended September 30, 1999 was $87,263 compared to $81,006 for the same period in 1998.

The interest income shown for the three months and the nine months of 1999 was earned on the funds raised from private placements made during the year. The Company did not have any interest income in 1998, as the Company did not raised any working capital from private placements of its common stock in 1998.

The Company reported a net loss of $41,945 for the quarter ended September 30, 1999 compared to a loss of $20,588 for the previous year and reported a loss of $20,133 for the quarter ended June 30, 1999. The net loss numbers for the nine months ended September 30, 1999 were $83,262 compared to $81,006 for the nine months ended September 30, 1998.

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

                  Not Applicable

Item 3.           Defaults upon Senior Securities:

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  Not Applicable

Item 5.           Other Information:

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8K:

                  (a)      27           Financial Data Schedule

                  (b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NESS ENERGY INTERNATIONAL, INC.



                                     By: /s/ IVAN WEBB
                                         ---------------------------------------
                                         Ivan Webb, Principal Accounting
                                         Officer & Principal Financial Officer


Date:  November 11, 1999

                                  Exhibit Index

Exhibit No.                   Description
-----------                   -----------
   27.                        Financial Data Schedule