Form 10QSB
period 1999-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2000-01-03
CIK 353634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         Commission File Number 0-10301


                         NESS ENERGY INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)
                    FORMERLY KNOWN AS KIT KARSON CORPORATION



           WASHINGTON                                     91-1067265
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


                       ____ YES           X   NO


Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:

As of December 28, 1999 the Registrant had outstanding 55,456,614 shares of its common stock with no par value.

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

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)

                                                                     31-Dec-98          30-Mar-99
                                                                     ---------          ---------

               ASSETS

Current Assets
     Cash                                                          $     4,352        $   127,494
     Accounts Receivable                                                    --              1,254
               Total current assets                                      4,352            128,748
                                                                   -----------        -----------


Property and Equipment
     Oil and gas properties, proved                                     28,300             28,300
     Less accumulated depreciation and depletion                        (5,608)            (7,010)
                                                                   -----------        -----------
                                                                   $    22,692             21,290
                                                                   -----------        -----------

               TOTAL ASSETS                                        $    27,044        $   150,038
                                                                   ===========        ===========



                          LIABILITIES & STOCKHOLDERS' EQUITY
                                    (DEFICIT)

Liabilities
     Accrued expenses                                              $ 1,392,900                 --
     Accounts payable - related party                                  102,564             96,742
                                                                   -----------        -----------
               Total current liabilities                             1,495,464             96,742
                                                                   -----------        -----------

Stockholders' Equity (Deficit)
     Preferred stock, $0.10 par value
      10,000 shares authorized, none issued
     Common stock, no par (200,000,000 shares
       authorized, 49,959,356 shares issued and
       outstanding on December 31, 1998 and
       52,895,190 issued and outstanding on March
       31, 1999)                                                     2,658,533          4,201,433
     Retained deficit prior to reentering development
       stage January 1, 1998                                        (2,630,233)        (2,630,233)
                                                                   -----------        -----------
     Deficit accumulated since reentering development
       stage January 1, 1998                                        (1,496,720)        (1,517,904)
                                                                   -----------        -----------
            Total Stockholders' Equity (Deficiency)                 (1,468,420)            53,296
                                                                   -----------        -----------

             TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                 $    27,044        $   150,038
                                                                   ===========        ===========

                         NESS ENERGY INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1999
                                   (Unaudited)

                                            Three Months Ended
                                                 March 31
                                     --------------------------------
                                         1999                1998
                                     ------------        ------------

REVENUES
 Oil & Gas Revenues                  $      5,124        $      6,317

EXPENSES
 Lease operating expenses                   1,484               2,072
 Production taxes                             374                 442
 Compression expenses                         939                 859
 Depreciation and depletion                 1,402               1,402
 General and administrative                22,109              35,647
                                     ------------        ------------
      Total Operating Expenses             26,308              40,422
                                     ------------        ------------

 Operating Income (Loss)                  (21,184)            (34,105)
                                     ============        ============

Interest Income                                --                  --
                                     ------------        ------------

Net (loss) before income taxes            (21,184)            (34,105)
                                     ============        ============
      Income tax benefit                       --                  --

      NET (LOSS)                     $    (21,184)       $    (34,105)
                                     ============        ============

Net loss per weighted
 Average share                       $       0.00        $       0.00
                                     ============        ============

Weighted average shares                50,155,078          49,959,356
                                     ============        ============
 Outstanding

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                      For Six Months Ended March 31, 1999
                                   (Unaudited)

                                                       1999         1998
                                                       ----         ----
NET CASH (USED) BY OPERATING ACTIVITIES           $ (26,858)          --

CASH FLOWS FROM INVESTING ACTIVITIES                     --           --

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds From Issuance of Common Stock         150,000           --
                                                  ---------        -----

     Increase/(decrease) in cash for period         123,142           --

          Cash, Beginning of period                   4,352           --
                                                  ---------        -----

          Cash, End of period                     $ 127,494        $  --
                                                  =========        =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Liquidity and Capital Resources:

The quarter ended March 31, 1999 was an eventful quarter for the Company in building a cash balance in the Company. During this quarter the Company raised, through private placements of its common stock to accredited investors, $150,000 for 333,334 shares of restricted common stock. Cash on hand increased from $4,352 on December 31, 1998 to $127,494 on March 31, 1999. Subsequent to March 31, 1999, the Company sold an additional 634,892 shares for $406,250 in cash to accredited investors. In addition to the shares issued for cash subsequent to the end of this current quarter the Company issued 346,719 restricted common shares for oil and gas leases, 99,000 shares for settlement of a legal issue and 1,101,229 restricted common shares for services.

During the three months ended March 31, 1999 the Company resolved the outstanding litigation from a group of shareholders, from the 1980's on a claim for stock in the Company. The Company resolved this litigation by issuing 2,602,500 shares of the Company's common stock. The Company accounted for this issuance on an accrual basis and is reported in the 1998 10KSB.

More than eighty percent (80%) of the Company's assets is cash on March 31, 1999 compared to less than 25% on December 31, 1998. This improvement in liquidity is attributable to the sale of shares through a limited number of private placements mentioned above. Additional funding is planned during the remainder of the year to expand the Company's operations.

Subsequent to March 31, 1999 the Company changed its name from Kit Karson Corporation to Ness Energy International, Inc. The effective date of the name change was made on July 6, 1999 and the symbol of the stock also changed on this same day from "KTKC" to "NESS".

Revenues:

The revenues from gas sales have been fairly constant during the past year with a very nominal decline in sales due mostly to gas prices. Gas revenues for the three months ended March 31, 1999 were $5,124 compared to $6,317 for the same period ended March 31, 1998. The decrease in gas sales were caused from lower gas sales as certain wells were needing reworking. The revenues come from the Company's interest in a group of wells known as the Greenwood Gas Field in which the Company holds a 25% working interest.

Subsequent to the end of the quarter ended March 31, 1999, the Company, in conjunction with the other working interest holders, began a stimulation and re-working program on two of the wells in the Greenwood Field. The results of these work programs increased gas production on one of the wells and little to no effect on another well. The Company will continue to monitor the progress of these work programs to maximize production during the winter months when the gas prices are projected to be optimum.

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

During the quarter, Hesed, Ness of Texas International, Inc. and the Company announced plans to work together in the acquisition and development of rights to explore for oil and gas in Israel. All three companies are affiliated through common ownership. Subsequent to March 31, 1999, those three companies have engaged in joint activities and anticipate incorporating their rights, obligations and liabilities with respect to those activities in a joint agreement to be made effective as of April 1, 1999. The anticipated joint agreement is expected to continue until an agreement is made to align the investors in the three companies in a manner that gives due regard to capital contributed to the Israeli project, risk taken, liquidity for the investments and other relevant factors. Such alignment may be through a business combination or by other means. These changes will alter the above referenced agreements between Hesed and the Company with respect to the provision of services.

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

Total operating expenses for the three months ended March 31, 1999 were $26,308 compared to $40,422 for the same period ended March 31, 1998. The decrease $14,114 in total operating expenses from March 31, 1998 to March 31, 1999 is due to a decrease in General and Administrative Expenses, related to personnel costs for the preparation and mailings necessary for the annual meeting held in June 1998.

Results of Operations:

Operating losses and net losses incurred for the quarter ended March 31, 1999 was $21,184 compared to $34,105 for the quarter ended March 31, 1998.

No share data was reported, as the number of shares divided into the nominal net loss was less than one cent per share.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that all of its software and equipment are "Year 2000" compliant and that this problem will have no affect on the Company's internal operations

Disclosure Regarding Forward-Looking Statements

This document contains statements which constitute "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934 as amended. Those statements included statements regarding the intent, belief, or current expectations of the Company and its management team. The Company's shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include among other things, competitive, economic and regulatory factors in the petroleum and drilling industries, general economic conditions, the ability of the Company and is affiliated companies to manage their growth and successfully implement their business strategy, as well as other risks and uncertainties discussed herein and are as detailed from time to time in the reports filed by the Company with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings:

                  As of December 30, 1999 there were no lawsuits against the Company. However, the Company settled two lawsuits filed against the Company during the last quarter of 1998 and were settled through the issuance of stock to settle these two lawsuits. The settlement of the two suits required the issuance of 2,701,500 shares of the Company's common stock. The Company issued 2,602,500 shares during the quarter ended March 31, 1999 and 99,000 shares were issued in the quarter ended June 30, 1999. For additional disclosure of these actions is available in the 1998 10-KSB under Item 3 Legal Proceedings and in Note 7 of the Financial Statements.

Item 2.           Changes in Securities:

                  Not Applicable

Item 3.           Defaults upon Senior Securities:

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  On November 5, 1999 the Company held its annual meeting of stockholders electing directors, Harold (Hayseed) Stephens, Ivan Webb and Richard Nash and ratifying the selection of Weaver Tidwell as it independent auditors. No other business was conducted at this meeting.

Item 5.           Other Information:

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8K:

(a)      None

(b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NESS ENERGY INTERNATIONAL, INC.



                                    By:      /s/IVAN WEBB
                                            Ivan Webb, Principal Accounting
                                           Officer & Principal Financial Officer


Date December 30, 1999