Form 10KSB
period 1999-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2000-05-19
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number: 0-10301

                         NESS ENERGY INTERNATIONAL, INC.

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

                                   Yes X    No___

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 26, 2000.

     Common Stock, no par value, 28,151,589 shares, $28,641,436 Market Value

On December 31, 1999 the Registrant had 54,634,740 shares of Common Stock outstanding with no par value. On April 26, 2000 the total number of shares outstanding were 55,555,228. The Registrant also has 10,000,000 shares of Preferred Stock with a par value of $0.10 of which no shares have been issued.

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

After the Company became current in its filings with the Securities and Exchange Commission, the Company began trading on January 23, 1998 on the NASDAQ OTC-BB. On March 6, 1998, the Company held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares from 50,000,000 to 200,000,000 shares plus add 10,000,000 Preferred Shares to the capitalization of the Company.

The Company changed its name to Ness Energy International, Inc. effective July 6, 1999.

(b)      Financial Information About Industry Segments

The Company's revenues for 1999 were derived solely from the gas wells on the Greenwood Gas Field in which the Company holds a 25% working interest. Gross revenues from this interest for 1998 were $22,301 and $ 21,208 for 1999. The Company's gross revenues for the previous two years were solely derived from one gas well located in Beaver County, Oklahoma in which the Company owns a 4.6125% working interest. The Company's interest in this well generated $1,934 in 1997 and $1,671 in 1996.

In May 1999 the Company acquired a 4% working interest in the Cross "L" and Susan Peak Leases in Schleicher and Sutton counties Texas. These leases have multi-pay potential. In June 1999 the Company acquired approximately 2,081 acres adjoining the proven Greenwood Gas Field in Parker County, Texas. In September

1999 an affiliated company, Hesed, Inc. acquired the Metzada License from the State of Israel. Hesed has 87.5% interest and the State has 12.5% interest. This License is contiguous to the northern border of the Hesed License, extends northward along the Dead Sea and contains 91,125 acres. This license contains various requirements beginning with the presentation of Geophysical Maps by August 15, 2000 continuing to a well spud date by October 1,2001. Hesed has an agreement with the Company whereby the Company will have the opportunity to acquire 45% of Heseds' interest in the Metzada License.

(c)      Narrative Description of Business

The principle business of the company is the exploration for and development of oil and natural gas and in particular the exploration for oil on the Hesed license area and the drilling of the Elohim Perazim #1 deep test well. During the years 1985-1987, the Company was seeking working capital to continue its operations but because of a downtime in the oil and gas industry in the period from 1986-1987 project funding became more and more difficult. The lack of working capital let the Company become dormant. During the years, several opportunities were presented to revive the Company but were perceived by management as not favorable to the Company's interest or did not close due to an inability of the interested parties to do so.

On December 22, 1997, a change of control occurred and new officers and directors were appointed. Since that time, the Company President, Hayseed Stephens, has principally conducted the business of the Company.

In Spring of 1998, Hesed Energy International, Inc. ("Hesed") an affiliate of the Company, which at that time was known as Ness Energy International, Inc., entered into a contract with the Israel Oil Company. Pursuant to this, Hesed was entitled to acquire, subject to regulatory approvals in Israel, drilling rights in part of the Dead Sea area in Israel. This was, subsequently, designated as the "Hesed License." In early fall, 1998, the necessary regulatory approvals in Israel were granted. While the Hesed License itself was granted to I.O.C., the Petroleum Commissioner specifically approved I.O.C.'s assignment of the rights in over 95% of the license area to Hesed. Pursuant to its agreement with Hesed, I.O.C. retained a 12-1/2% back-in-after-pay-out working interest in the first well to be drilled by Hesed in the area of the Hesed License. The Israeli regulatory authority set an April 1, 2000 deadline for "spudding-in" a well within the Hesed License area. That date has since been extended to September 10, 2000 so additional funding arrangements can be put in place to allow the Company to acquire 45% of the working interest in the Hesed License and pay for the Company's pro rata share of drilling the Elohim Perazim #1 deep test. The estimated total cost of the Israel project, including the drilling rig, is approximately $35,000,000.

In October of 1999 the Company entered into a rig purchase agreement to acquire an IDECO H3000 drilling rig and equipment. Substantial payments have been made by the Company toward the purchase price. However, other funding commitments, obtained during prior years to complete the purchase of the rig, have not materialized to date. As a result, the Company announced that an agreement to renew and extend its initial financing arrangements with the lien holder has not been finalized and negotiations are continuing. Refurbishment of the rig, on behalf of the Company, has ceased and the Company has received a notice of default in its payments to the seller of the rig. The Company does not accept the notice of default because the issue of default is not covered in the contract and no arbitration has been requested by the sellers. The Company's legal counsel is presently responding to the purported notice of default. The

Company is continuing to negotiate with the rig owners to establish new terms for the purchase as well as seek alternative financing sources.

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

States, countries and other jurisdictions in which the Company plans to have operations regulate the exploration, development, production and prices on the sale of oil and gas. The Federal Power Commission regulates the sale of natural gas production sold in interstate commerce and the U.S. Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowable, import quota competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of the Company.

On December 31, 1999, 40-degree oil (good gravity crude) was selling for approximately $22.75 per barrel, compared to a December 31, 1998 figure of $9.50 per barrel. Prices also vary according to gravity. Natural gas prices for December 31, 1999 were $1.84 per MCF and were $1.82 per MCF on December 31, 1998.

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

New directors and officers were appointed on December 22, 1997 when change of control occurred. The new president is Harold (Hayseed) Stephens and the Secretary/Treasurer is his wife, Mary Gene Stephens. The Company also added two new directors, Ivan Webb and Richard Fessler. Subsequently, Richard Fessler resigned as a director of the Company. Following his resignation, Mr. David Boyce was appointed by the Board of Directors to fill this vacancy until the next annual meeting. At the Annual Meeting held November 5th, 1999 the shareholders elected Richard Nash as a Director. For more information on the new officers and directors refer to Part III Item 9. "Directors and Executive Officers, Promoters and Control Persons". Subsequent to year-end Ivan Webb resigned as a Director and CFO of the Company.

The daily operations are under the direction of Mr. and Mrs. Stephens. The Company currently has four full time and one part time employee in addition to the Stephens's. On April 15,1998 the Company entered into an agreement with Ness Energy International, Inc., which subsequently changed its name to Hesed where Hesed would provide Management, Secretarial, Receptionist, Clerical and Accounting for a turnkey flat rate monthly fee of $2,750.00 beginning date of January 1, 1998. The contract was for a term of two-years ending December 31, 1999.

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

The Company acquired a 25% working interest on December 22, 1997 (effective date of January 1, 1998) in the Greenwood Gas Field located in Parker County, Texas. The Greenwood Gas Field is a developmental, multipay, Strawn Sand Field, located about 35 miles due west of Fort Worth. This 1100 acre field in the Fort Worth basin is in its early state of development, although there has been prolific production on it, and around it, since the 1960's. These particular leases were drilled initially to find production in the conglomerates. This proved unsuccessful, but a 2,800 foot Strawn Sand was discovered to be very successful in two wells on Greenwood leases. One well produced 310,000 MCFG, while the other one produced 244,000 MCFG in six years and in 1972 they were both plugged while still producing, due to low gas prices.

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

There are currently 5 gas wells on the leases in which the Company owns a 25% working interest. Gas sales from these wells for the Company's working interest was $21,208 for 1999. Lease operating expenses, production taxes and compression expenses totaled $13,533leaving a profit from this lease of $7,675.

A reserve report and equipment evaluation was prepared on the Greenwood leases as of December 31, 1999. The reserve report reflects a fair market value of $ 29,643, a present value of $ 61,378 and the equipment is valued at $22,058 for the 25% working interest owned by the Company as of December 31, 1999.

Gas Reserves

The following table summarizes certain information regarding the estimated proved natural gas reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by Walter Peterson, Petroleum Engineer of San Antonio, Texas.

                               PROVED GAS RESERVES

                                December 31, 1999

                                                                Gas

                                                               (Mcf)

Proved developed producing reserves                            15,020

Proved developed non-producing reserves                        85,964

Proved undeveloped reserves                                   141,266


Total proved reserves                                         242,250


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

Item 3.  Legal Proceedings.

During 1999, the Company settled two lawsuits filed in 1998 through the issuance of unrestricted stock. In January 2000, the Company was served with a lawsuit demanding that the Company pay to the Plaintiff 500,000 shares of the companys common stock. The suit is filed in the United States District Court for the District of Kansas, bearing civil action number 00-1018-JTM. The Plaintiff was not a shareholder at the time present management took control of Ness Energy International, Inc. (then Kit Karson Corporation) on December 22, 1997, and had not been a stockholder since November of 1985. Management believes that the Plaintiff has no standing to bring this legal action and that the demand is totally without merit.

Item 4.  Submission of Matters to a Vote of Securities Holders.

The  annual  meeting  of  shareholders   was  held  on  November  5,  1998.  The
shareholders elected new directors for 1999 (Hayseed Stephens, Ivan Webb and Richard Nash). Ivan Webb subsequently resigned as a Director on April 28, 2000 and was replaced by the Board with the appointment of Mark Bassham until the next Annual Meeting. Weaver & Tidwell LLP of Fort Worth, Texas were ratified as the Company's auditors for the 1999 report. There were 30,226,622 shares represented at the meeting or 56% of the total issued and outstanding shares as of that date. All matters presented to the shareholders for a vote passed with 100% of the shares represented voting affirmatively.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

The Company's Common Stock is traded on the over-the-counter market and is quoted on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol of KTKC until July 6, 1999. The symbol changed to NESS on July 6, 1999 pursuant to changing the name of the Corporation to Ness Energy International, Inc.

The stock did not trade during 1997. On January 23, 1998 the Company began trading after being revived and opened at 4 cents bid. The following table sets forth the range of high and low bid quotations per quarter for 1998 and 1999. These bid quotations reflect inter-dealer bid prices and not ask prices, without markdown or commissions, and may not necessarily represent actual transactions.

   1998        Period                              Low Bid           High Bid
       ----------------------------------------------------------------------
            First Quarter                             $0.04            $0.63
            Second Quarter                            $0.17            $0.68
            Third Quarter                             $0.25            $0.52
            Four Quarter                              $0.20            $0.36



   1999        Period                              Low Bid           High Bid
       ----------------------------------------------------------------------
            First Quarter                             $0.19            $0.49

            Second Quarter                            $0.36            $0.47
            Third Quarter                             $0.42            $4.81
            Four Quarter                              $1.03            $2.00


On April 26, 2000 the stock price was $.875 bid and $.9375 ask.

Approximate Number of Holders of Common Stock

         The approximate number of security holders of record of Ness Energy International, Inc. on April 10, 2000 was 1,435. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

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

Three of the Company's assets were investments in stocks of which only one, Black Giant Oil Company, is still in existence and is currently listed on the

Electronic Bulletin Board. The Company owned 87,400 shares of Black Giant Oil Company and on December 22, 1997 (date of change of control) with a market value of $2,622 and was assigned to Art Sykes as a part of the change of control. The other two securities are considered to be worthless.

Liquidity and Capital Resources

During 1999, the Company made private placements totaling $1,401,250 for the issuance of 1,427,026 restricted shares of its common stock. Also, the Company acquired a 4% working interest in two oil and gas leases and 2,081 acres of oil and gas property through the issuance of 346,719 shares of its common stock. The Company also settled a lawsuit by issuing 2,701,500 shares of its common stock. The Company acquired a vehicle, received services during 1999, and will receive future services 30,500, 154,639, and 15,000 shares of its common stock respectively.

Results of Operations

Comparison of Year Ended December 31, 1998 and December 31, 1999.

         Revenues. Operating revenues for fiscal year ended December 31, 1998 were $22,301 with an operating loss of $1,496,720.

Operating revenues for fiscal year ended December 31, 1999 were $21,208 a 5% decrease from 1998, with an operating loss of $1,885,442. The 5% decrease in revenues over 1998 is attributed to a slight reduction in gas production.

         Costs and Expenses. Costs and expenses for the fiscal year ended December 31, 1999 increased by $7,851 or 49% to $23,919 as compared to $16,068 for the corresponding period ended December 31, 1998. This was primarily due to increased lease operating costs and higher equipment depreciation expense. General and Administrative Costs in 1999 increased by 26% to $1,889,035 as compared to $1,502,953 in 1998. This increase was primarily due to a $1,229,000 expense included in costs of the Israeli project associated with the contingent liability for the rig deposit and other expenses incurred for the Israeli project in the amount of $337,704 in 1999.

         Net Income. The Company had a net loss for the fiscal year ended December 31, 1999 of $1,885,442 compared to net loss of $1,496,720 for fiscal year ended December 31, 1998, representing <$.04> and <$.03> per share, respectively. Again, as in cost and expenses, this increase was primarily due to a $1,229,000 expense included in costs of the Israeli project associated with the contingent liability for the rig deposit and other expenses incurred for the Israeli project in the amount of $337,704 in 1999.



Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, or (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 had no effect on the Company's financial statements.

Disclosure Regarding Forward-Looking Statements

This  document  includes  "forward-looking"  statements  within  the  meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this document reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this document, the words "anticipates," "believes," "expects." "intends," future," and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Year 2000 Compliance

The company did not realize any impact for the Y2K bug or any associated issues. The company does not expect to realize any negative impact in the future.

Item 7.  Financial Statements.

The following financial statement information for Ness Energy International, Inc. begins following the signature page of this form. The index to the following financial statements is on page F-1.

                  Report of Independent Certified Public Accountant
                  Balance Sheets
                  Statements of Operations
                  Statements of Changes in Stockholders' Equity
                  Statement of Cash Flows
                  Notes to Financial Statements
                  Supplemental Data

Item 8.  Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure.

Robert Early & Company, P.C. audited the following years of the Company 1995, 1996 and 1997 and Weaver & Tidwell, L.L. P. audited as of and for the years ended December 31, 1998 and 1999.

There are no disagreements between the Company and its auditor, Robert Early & Company P.C. of Abilene, Texas, and there are no disagreements between the Company and its current auditor Weaver & Tidwell P.C. of Fort Worth regarding accounting and/or financial disclosure.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The directors and executive officers of the Company are as follows:

       Name                       Age    Position                    In office
                                                                       since
       -----------------------------------------------------------------------

    Harold "Hayseed" Stephens(1)  61     President, CEO &  Director    1997
    Mary Gene Stephens1           60     Secretary & Treasurer         1997
    Mark Bassham                  39     Director                      2000
    Richard Nash                  55     Director                      1999
    Bob Lee                       58     Chief Financial Officer       1999


(1)Harold"Hayseed" Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

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

Richard W. Nash, Director, received his B. S. degree in 1970 from East Texas State University. He received his Masters of Education degree from East Texas State University in 1971. In 1980, he received his Doctor of Education degree from Texas A&M (Commerce, Texas branch). Dr. Nash has pastored Victory Temple Church in Enloe, Texas since 1988. Victory Temple is associated with The Living Way Ministries, Willow Park, Texas. During the past five years, Dr. Nash, who is retired, has assisted Mr. Hayseed Stephens in his ministry in South Africa, as well as in Israel. He has made one trip to South Africa and four trips to Israel. The first of which was in 1990 when he accompanied Mr. Stephens and three other oilmen to meet with the Israeli government. From 1980 to 1994, Dr. Nash was Assistant Superintendent of Prairiland ISD until he retired.

Mark L. Bassham, Director, is a veteran Texas Peace Officer of eighteen years and a minister of the gospel. He holds the distinction of being the youngest person ever to be elected to the position of County Sheriff, where he served until 1990, before being commissioned by the Texas Department of Public Safety as a Special Texas Ranger. Bassham joined the Texas and Southwestern Cattle
Raisers' Association as an Investigator. Assigned to a twelve county District in Northeast Texas, he investigates all types of agricultural crimes. As Associate
Pastor at Victory Temple Church in Enloe, Texas he heads the Church's cattle project with Canaan Land Restoration of Israel, Inc. The project will aid the State of Israel in establishing a beef cattle industry in the Holy Land.

Bob Lee,  Chief  Financial  Officer,  received his Bachelor of Science Degree in
Accounting from Northwestern Louisiana State University in 1965. Mr. Lee has thirty-five years experience in various segments of the oil industry. He began his career at Tenneco, Inc., later joining Amerada Hess Corporation. He served as accounting manager and controller for the past eighteen years with Pride
Companies in Abilene, Texas.


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

The following table shows the annual  compensation  paid to the officers of Ness
Energy International, Inc. in 1999, all compensation reflected was paid by Hesed, Inc. an affiliate of the Company.

         Name and Principal Position                                   Salary
         ---------------------------------------------------------------------
         Hayseed Stephens, President & CEO                             $62,500
         Mary Gene Stephens, Secretary/Treasurer                       $18,000
         Bob Lee, CFO and Controller                                   $ 7,900

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on March 31, 2000:

                      Name and address                   Number of           Percent
Title of Class        of Beneficial Owner                Shares Owned        of Class
--------------        -------------------                ------------        --------

Common Stock          Hayseed Stephens Oil, Inc.1        14,150,000          25.5%
No Par Value          4201 East I-20 Service Rd.
                      Willow Park, TX  76087




Common Stock          Hayseed Stephens(1)                13,253,639(2)         23.9%
No Par Value          4201 East I-20 Service Rd.
                      Willow Park, TX  76087

Common Stock          Cede & Co.                         15,624,284            28.1%
                      55 Water Street, 50th Floor
                      New York, NY  10041



(1)Hayseed Stephens and his wife are the owners of Hayseed Stephens Oil, Inc.

(2)Hayseed Stephens acquired these shares from a group of large shareholders at the same time change of control became effective.

Security Ownership of Management

The following table sets forth as of March 31, 2000 information concerning the beneficial ownership of common stock by all directors and all directors and officers of the Company as a group based on 55,555,228 shares outstanding.

                         Name and address                  Number of              Percent
Title of Class           of Beneficial Owner               Shares Owned           of Class

Common Stock             Hayseed Stephens(1)               27,403,6392            49.3%
No Par Value             4201 East I-20 Service Rd.
                         Willow Park, TX  76087

Common Stock             Mary Gene Stephens(1)             -0-                    -0-
No Par Value             4201 East I-20 Service Rd.
                         Willow Park, TX  76087

Common Stock             Richard Nash                      -0-                    -0-
No Par Value             245 S.E. 33rd St.
                         Paris, TX  75460

Common Stock             Bob Lee                           5,000                  -0-
No Par Value             4201 East I-20 Service Rd.
                         Willow Park, TX  76087

Common Stock             Mark L. Bassham                   -0-                    -0-
No Par Value             P.O. Box 456
                         Cooper, TX  75432

All directors and officers as a group (4 persons)          27,408,639             49.3%


(1)Harold "Hayseed" Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

(2)This amount includes the stock owned by Hayseed Stephens Oil Inc. (14,150,000 shares).

Item 12.  Certain Relationships and Related Transactions.

In June 1998, the Company entered into a series of agreements with a company related through common ownership whereby the related party will provide the majority of the Company's management, general and administrative and facilities. The agreements were effective January 1, 1998 and provide for monthly payments of $3,350 through December 31, 1999.

The related party also collects the net oil and gas revenues from the Company's properties and remits the funds to the Company. At December 31, 1999 and 1998, the Company was owed $3,655 and $7,347, respectively and are included in accounts receivable - related party.

Also included in accounts payable - related party are advances and payments made on behalf of Company by the related party. This related party owns licenses that provide for the right to drill for oil and gas in the Dead Sea area of Israel. While the Company does not own the rights in Israel, it is intended that the Company will benefit from the well to be drilled either through a business combination or some other arrangement. Discussions have been held on the method under which the Company will be involved with the project in Israel and all expenses incurred by the Company related to the Israeli project have been disclosed as a separate item on the accompanying statement of operations.

Ness of Texas International Inc. was organized on December 31, 1997. The Company was formed for the purpose of acquiring and developing oil and gas properties both in the United States and Israel. In January of 1998, the company sold 600,000 shares of stock at a price of $1.00 per share and in so doing relied on certain exemptions from registration under the Securities Act. This coupled with the initial issuance of shares to Hayseed Stephens, the President and CEO of the company, brought the total shares issued and outstanding to 888,000. The Board of Directors subsequently authorized and issued an additional 2,952,000 shares to Mr. Stephens and therefore the total number of issued and outstanding shares is 3,840,000. The total number of authorized shares is 200,000,000. Ness of Texas International, Inc. made a deposit of $200,000 (US) to Israel for the purpose of initiating the process of acquiring a lease in the Dead Sea.

Hesed Energy International, Inc. ("Hesed") is also an affiliate of Ness Energy International, Inc. formerly Kit Karson Corporation. The Company was organized in October of 1993. On August 15, 1997, Hesed sold 696,000 shares of common stock for $1.00 per share. On April 30, 1998, Hesed offered certain "units" of common stock and warrants which, in the aggregate, consisted of 2,168,000 common shares and 720,000 warrants with each unit consisting of 27,100 shares valued at $1.85 per share and 9,000 warrants exercisable at $2.50 per share within 18 months. Hesed Energy International, Inc., ("Hesed"), was originally named Ness Energy International, Inc., but that name was changed to Hesed Energy International, Inc. by Articles of Amendments, which was filed on August 10, 1999. Those Articles also show that as of August 6, 1999, Hesed had 7,550,794 shares of common stock outstanding and has some 72 shareholders. On February 9, 1999, Hesed announced that it had acquired the "Hesed License" covering 55.3 square miles in an area at the Southwest end of the Dead Sea. It also announced that the Elohim Perazim well had been staked. The license is subject to a one-eight (1/8) carried royalty held by the government of Israel, and a one eighth carried royalty reserved by the original lessee which increases to a 20% carried interest on pay-out and an option by the original lessee to acquire an additional one eighth working interest by paying the proportionate share of the Authorization for Expenditures prior to the commencement of operations. The financial statements of Hesed indicate an investment in the lease of $65,000 and a receivable from Kit Karson Corporation (now Ness Energy International, Inc.) of $729,638.

Ness Energy International, Inc., formerly Kit Karson Corporation, completed a private placement of 887,226 common shares of stock in June of 1999. The total purchase price was $399,250. In issuing the stock the company relied on certain private placement exemptions from registration under the Securities Act. The offering was made to a total of five accredited investors and the purpose of the offering was to provide working capital to the company so that it could continue with its projects in Israel and in the United States. Hayseed Stephens is the President and Chief Executive Officer of Ness.

The three private offerings described herein, all relied on certain exemptions from registration as separate offerings. The relationship between Ness of Texas International, Inc. ("Ness of Texas"), Hesed Energy International, Inc. ("Hesed") and Ness Energy International, Inc. ("Ness") gives rise to a question as to whether the stock sold by these companies was actually sold as three separate offerings or whether the three offerings should be combined as one offering. When offerings are integrated in such a way the combined offering must meet the requirements of an exemption or all of the securities must be registered.

If the offerings were to be integrated the exemptions from registration could be lost since the offering would have been illegally made. The investors in the offering, then could have a cause for recision of their purchase and recovery of the purchase price, interest and possibly damages. Additionally, even though it is proposed that the investors in Ness of Texas and Hesed exchange their stock for stock in Ness, receive a proper prospectus and registered securities.
Section 12 (a) (1) of the Securities Act of 1933 is a strict liability section. It provides a remedy of recision when the initial offer was illegal despite the fact that the securities were properly registered at a later date. There have been no request or legal action by any investor seeking recision of their purchase, nevertheless, the possibility of such action gives rise to a contingent liability that if realized could adversely effect the financial standing of the company.

Item 13.  Exhibits and Reports on Form 8-K.

The Company filed an 8-K on April 4, 2000 announcing the resignation of Ivan Webb as Chief Financial Officer and Director of Ness Energy International, Inc.

                         NESS ENERGY INTERNATIONAL, INC.

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditor's Report - Weaver & Tidwell P.C.                        F-2

Balance Sheet for the years ended
December 31, 1998 & 1999                                                    F-3

Statements of Operations for the years ended
December 31, 1998 & 1999                                                    F-5

Statements of Changes in Stockholders' Equity

for the years ended December 31, 1998 & 1999                                F-6

Statements of Cash Flow for the years ended
December 31, 1998 & 1999                                                    F-7

Notes to Financial Statements                                               F-9

Supplemental Financial Information on Oil and Gas

Exploration, Development and Production Activities                          F-17

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Ness Energy International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NESS ENERGY INTERNATIONAL, INC.

Dated:   May 8, 2000                  /s/ Hayseed Stephens
                                          -----------------------------------
                                          Hayseed Stephens
                                          President & Chief Executive Officer


Dated:   May 8, 2000                  /s/ Bob Lee
                                          ------------------------------------
                                          Bob Lee
                                          Chief Financial Officer & Controller

                         NESS ENERGY INTERNATIONAL INC.
                        (Formerly Kit Karson Corporation)

                          (a development stage company)

                                FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITOR'S REPORT.................................................F-2



FINANCIAL STATEMENTS


    Balance Sheets...........................................................F-3


    Statements of Operations.................................................F-5


    Statements of Changes in Stockholders' Equity............................F-6


    Statements of Cash Flows.................................................F-7


    Notes to Financial Statements............................................F-9

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders

Ness Energy International, Inc. (formerly Kit Karson Corporation)
Willow Park, Texas

We have audited the accompanying balance sheets of Ness Energy International, Inc. (formerly Kit Karson Corporation) (a development stage company) (the Company) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative amounts since reentering development stage on January 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ness Energy International, Inc. (formerly Kit Karson Corporation) (a development stage company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and cumulative amounts since reentering development stage on January 1, 1998, in conformity with generally accepted accounting principles.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

March 23, 2000, except as to Note 5 for which
                     the date is May 11, 2000
                                       F-2



                      NESS ENERGY INTERNATIONAL, INC.
                     (Formerly Kit Karson Corporation)
                       (a development stage company)
                              BALANCE SHEETS
                        DECEMBER 31, 1999 AND 1998



                                                                                  1999                  1998
                                                                            ------------------    -----------------

                                  ASSETS

CURRENT ASSETS
     Cash                                                                           $ 414,692              $ 4,352
                                                                            ------------------    -----------------

             Total current assets                                                     414,692                4,352


OIL AND GAS PROPERTIES
     Oil and gas properties, unproved                                                 114,386                    -
     Oil and gas properties, proved                                                    28,300               28,300
                                                                            ------------------    -----------------

                                                                                      142,686               28,300
     Less accumulated depreciation and depletion                                       10,911                5,608
                                                                            ------------------    -----------------

             Total oil and gas properties                                             131,775               22,692

OTHER ASSETS

     Automotive equipment, net of
         accumulated depreciation of $5,083                                            55,917                    -
     Deposits on equipment                                                          1,229,000                    -
                                                                            ------------------    -----------------

                                                                                    1,284,917                    -
                                                                            ------------------    -----------------



TOTAL ASSETS                                                                      $ 1,831,384             $ 27,044
                                                                            ==================    =================



The Notes to FinancialStatements are
     an integral part of these statements.



                     NESS ENERGY INTERNATIONAL, INC.
                    (Formerly Kit Karson Corporation)
                      (a development stage company)
                             BALANCE SHEETS
                       DECEMBER 31, 1999 AND 1998



                                                                                 1999                  1998
                                                                          -------------------   -------------------

                             LIABILITIES AND
                        STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

     Accounts payable and accrued expenses                                         $ 123,171            $1,392,900
     Accounts payable - related party                                                729,638               102,564
                                                                          -------------------   -------------------

             Total current liabilities                                               852,809             1,495,464

     ACCRUED CONTINGENCY                                                           1,229,000                     -

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000,000 shares authorized, none issued                                         -                     -
     Common stock, no par value,
         200,000,000 shares authorized,
         shares issued and outstanding
         1999 54,634,740; 1998 49,959,356                                          5,790,720             2,658,533
     Retained deficit prior to reentering
         development stage January 1, 1998                                       ( 2,630,233)          ( 2,630,233)
     Deficit accumulated since reentering
         development stage January 1, 1998                                       ( 3,382,162)          ( 1,496,720)
     Deferred consulting                                                            ( 28,750)                    -
                                                                          -------------------   -------------------

         Total stockholders' equity (deficit)                                      ( 250,425)          ( 1,468,420)
                                                                          -------------------   -------------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                               $1,831,384              $ 27,044
                                                                          ===================   ===================


The Notes to FinancialStatements are
     an integral part of these statements.



                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                        Cumulative
                                                                                                          Amounts
                                                                                                           Since
                                                                                                        Reentering
                                                                                                        Development
                                                                                                           Stage
                                                                                                        January 1,
                                                                 1999                 1998                 1998
                                                           ------------------   ------------------   ------------------

REVENUES

     Oil and gas revenues                                           $ 21,208             $ 22,301             $ 43,509

EXPENSES

     Lease operating expenses                                          8,177                5,585               13,762
     Production taxes                                                  1,584                1,594                3,178
     Compression expenses                                              3,772                3,281                7,053
     Depreciation, depletion and amortization                         10,386                5,608               15,994
     Litigation settlement                                                 -            1,392,900            1,392,900
     General and administrative expenses                             322,331              110,053              432,384
     Expenses related to Israeli project                           1,566,704                    -            1,566,704
                                                           ------------------   ------------------   ------------------

         Total operating expenses                                  1,912,954            1,519,021            3,431,975
                                                           ------------------   ------------------   ------------------

         Operating loss                                          ( 1,891,746)         ( 1,496,720)         ( 3,388,466)

OTHER INCOME

     Interest income                                                   6,304                    -                6,304
                                                           ------------------   ------------------   ------------------

         Loss before income taxes                                ( 1,885,442)         ( 1,496,720)         ( 3,382,162)

INCOME TAXES                                                               -                    -                    -
                                                           ------------------   ------------------   ------------------


NET LOSS                                                        ($ 1,885,442)        ($ 1,496,720)        ($ 3,382,162)
                                                           ==================   ==================   ==================


Net loss per weighted average share                                  ($ 0.04)             ($ 0.03)             ($ 0.07)
                                                           ==================   ==================   ==================

Weighted average shares outstanding                               52,916,747           49,959,356           50,967,453
                                                           ==================   ==================   ==================




The Notes to FinancialStatements are
     an integral part of these statements.



                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                             Accumulated        Accumulated
                                                                               Deficit            Deficit
                                                                              Prior to             Since
                                                                             Reentering          Reentering
                                                                             Development        Development
                                                                                Stage              Stage
                                             Common Stock                     January 1,          January 1,          Deferred
                                     -----------------------------------
                                          Shares            Amount              1998                1998            Consulting
                                     -----------------  ----------------  ------------------  -----------------  ----------------

BALANCE,

     January 1, 1997                       35,809,356       $ 2,630,233        ($ 2,628,684)               $ -               $ -
        Net loss                                    -                 -             ( 1,549)                 -                 -
                                     -----------------  ----------------  ------------------  -----------------  ----------------


BALANCE,

     December 31, 1997                     35,809,356         2,630,233         ( 2,630,233)                 -                 -
        Issuance of common
          stock for oil and
          gas property                     14,150,000            28,300                   -                  -                 -
        Net loss                                    -                 -                   -        ( 1,496,720)                -
                                     -----------------  ----------------  ------------------  -----------------  ----------------


BALANCE,

     December 31, 1998                     49,959,356         2,658,533         ( 2,630,233)       ( 1,496,720)                -
        Issuance of common
          common stock for:
          Future services                      15,000            30,000                   -                  -          ( 30,000)
          Cash                              1,427,026         1,401,250                   -                  -                 -
          Settlement of
             lawsuit                        2,701,500         1,392,900                   -                  -                 -
          Oil and gas
             property                         346,719           114,386                   -                  -                 -
          Equipment                            30,500            61,000                   -                  -                 -
          Services                            154,639           132,651                   -                  -                 -
        Recognition of
          services performed

          for common stock                          -                 -                   -                  -             1,250
        Net loss                                    -                 -                   -        ( 1,885,442)                -
                                     -----------------  ----------------  ------------------  -----------------  ----------------

BALANCE,

     December 31, 1999                     54,634,740       $ 5,790,720        ($ 2,630,233)      ($ 3,382,162)        ($ 28,750)
                                     =================  ================  ==================  =================  ================




The Notes to FinancialStatements are
     an integral part of these statements.



                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                                Cumulative
                                                                                                                  Amounts
                                                                                                                   Since
                                                                                                                Reentering
                                                                                                                Development
                                                                                                                   Stage
                                                                                                                January 1,
                                                                           1999                1998                1998
                                                                     ------------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             ($ 1,885,442)       ($ 1,496,720)       ($ 3,382,162)
     Adjustments to reconcile net loss
        to net cash used in operating activities
           Depreciation, depletion, and amortization                            10,386               5,608              15,994
           Recognition of services performed for stock                           1,250                   -               1,250
           Stock issued for services                                           132,651                   -             132,651
           Change in operating assets and liabilities:
              Accrued expenses                                               1,352,171           1,392,900           2,745,071
              Accounts payable - related party                                 627,074             102,564             729,638
                                                                     ------------------  ------------------  ------------------


              Net cash provided by operating activities                        238,090               4,352             242,442

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for deposits on equipment                                   ( 1,229,000)                  -         ( 1,229,000)
                                                                     ------------------  ------------------  ------------------

              Net cash used in investing activities                        ( 1,229,000)                  -         ( 1,229,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash received from sale of common stock                                 1,401,250                   -           1,401,250
                                                                     ------------------  ------------------  ------------------

              Net cash provided by financing activities                      1,401,250                   -           1,401,250

              Net increase in cash                                             410,340               4,352             414,692

CASH, beginning of period                                                        4,352                   -                   -
                                                                     ------------------  ------------------  ------------------

CASH, end of period                                                          $ 414,692             $ 4,352           $ 414,692
                                                                     ==================  ==================  ==================


The Notes to FinancialStatements are
     an integral part of these statements.



                          NESS ENERGY INTERNATIONAL, INC.
                         (Formerly Kit Karson Corporation)
                           (a development stage company)
                              STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                           1999                 1998
                                                                                     ------------------   ------------------

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING ACTIVITIES

     Acquisition of oil and gas property
        for 14,150,000 shares of common stock                                        $               -    $          28,300
                                                                                     ==================   ==================


     Acquisition of unproved oil and gas property
        for 346,719 shares of common stock                                           $         114,386    $               -
                                                                                     ==================   ==================

     Acquisition of other fixed assets
        for 30,500 shares of common stock                                            $          61,000    $               -
                                                                                     ==================   ==================

     Settlement of lawsuits through issuance of
        2,701,500 shares of common stock                                             $       1,392,900    $               -
                                                                                     ==================   ==================


     Issuance of 15,000 shares of common stock
        for consulting services to be performed                                      $          30,000    $               -
                                                                                     ==================   ==================


     Issuance of 154,639 shares of common stock for
        services performed on behalf of the Company                                  $         132,651    $               -
                                                                                     ==================   ==================




The Notes to FinancialStatements are
     an integral part of these statements.

                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.   NATURE OF BUSINESS, ORGANIZATION
          AND BASIS OF PRESENTATION

         Ness Energy International, Inc. (formerly Kit Karson Corporation) (the Company), a Washington corporation, has been involved in the exploration and development of oil and gas reserves. The Company's main businesses of energy and real estate were essentially abandoned by late 1985 due to insufficient operations and capital to support ongoing cash requirements. Between 1985 and 1996 there were no filings with the SEC. An agreement was reached in late 1997 for a change in management control of the Company (Note 9) and the required filings were filed to allow the stock to resume trading. Effective July 6, 1999, the Company changed its name to Ness Energy International, Inc.

         The Company is reentering the exploration and development of oil and gas reserves under the new management. However, due to the exhaustion of all assets prior to the change in management, the Company is deemed to have reentered the development stage as of January 1, 1998.

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

                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


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

     Other Fixed Assets

         Other fixed assets include an automobile being depreciated over a life of 5 years on the straight-line basis.

                         NESS ENERGY INTERNATIONAL, INC.
                       (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Accounts Receivable

         The Company has not provided an allowance for doubtful accounts. The Company's receivables are from related parties and have been netted against the accounts payable - related party (see Note 4). All receivables considered doubtful have been charged to current operations and it is management's opinion that no additional material amounts are doubtful of collection.

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

         Depletion was calculated based on engineers' estimates of reserves and the unproved property was evaluated based on the future potential. It is reasonably possible that these estimates may change materially in the near term.

                         NESS ENERGY INTERNATIONAL, INC.
                       (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Financial Instruments

         Financial  instruments consist principally of cash, accounts receivable
         - related parties, accounts payable and accounts payable - related party. Recorded values approximate fair values due to the short maturities of these instruments.

     Concentrations of Credit Risk

         The Company regularly maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Reclassification

         Certain   reclassifications  have  been  made  to  the  1998  financial statements to conform with the 1999 financial statement presentation. Such reclassifications had no effect on income.

NOTE 3.   INVESTMENTS IN MARKETABLE SECURITIES

     The Company owned interests in three entities, which were publicly traded at the time of acquisition. As part of the agreement regarding the change in control of the Company, these interests were transferred to the Company's former president (Note 10).

NOTE 4.   RELATED PARTY TRANSACTIONS

     In June 1998, the Company entered into a series of agreements with a company related through common ownership whereby the related party will provide the majority of the Company's management, general and administrative services and facilities. The agreements were effective January 1, 1998 and provide for monthly payments of $3,350 through December 31, 1999.

                         NESS ENERGY INTERNATIONAL, INC.
                       (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4.   RELATED PARTY TRANSACTIONS - continued

     The related party also collects the net oil and gas revenues from the Company's properties and remits the funds to the Company. At December 31, 1999 and 1998, the Company was owed $3,655 and $7,347, respectively and are included in accounts payable - related party.

     Also included in accounts payable - related party are advances and payments made on behalf of the Company by the related party. This related party owns licenses that provide for the right to drill for oil and gas in the Dead Sea area of Israel. While the Company does not own the rights in Israel, it is intended that the Company will benefit from the well to be drilled either through a business combination or some other arrangement. Discussions have been held on the method under which the Company will be involved with the project in Israel and all expenses incurred by the Company related to the Israeli project have been disclosed as a separate item on the accompanying statement of operations.

NOTE 5.   DEPOSITS ON EQUIPMENT

     On October 14, 1999, the Company entered into a contract to purchase a drilling rig to be used in the drilling project in Israel. The contract called for a total purchase price of $2,450,000 with payments of $500,000 to be made on each of November 18, 1999 and December 3, 1999, and the balance due January 15, 2000. Title of the rig is to pass upon completion of the contract. Payments of $240,000 and $500,000 were made in October and November, respectively, but the balance due has not been paid. In addition, two $42,000 payments were made to extend the time available to enter into the purchase contract.

     In addition, the Company entered into a contract on September 23, 1999, that provided for the refurbishment and mobilization of the above rig for $2,200,000. The funds were to be put into escrow upon the purchase of the rig. Escrow is to be distributed as work is completed on the refurbishment and mobilization. As of December 31, 1999, the Company had paid $405,000 toward the refurbishment.

     Management is currently negotiating the completion of the contract and believes that the purchase will be completed. Accordingly, the amounts paid on the contract have been included as deposits on equipment in the accompanying financial statements. The Company has received a notice of default from the seller of the rig.

                         NESS ENERGY INTERNATIONAL, INC.
                       (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


     The Company has rejected this notice since: (1) the terms of the purchase were

                         NESS ENERGY INTERNATIONAL, INC.
                       (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5.   DEPOSITS ON EQUIPMENT - continued

     changed by the parties at the time of the initial payment under the rig purchase agreement; (2) there is no provision for default in the agreement; and (3) any disputes arising under the contract are to be settled by arbitration and no request for arbitration has been requested by either party. Nevertheless, in addition to including the deposits on the financial statements, the Company has reflected an accrued contingency in the accompanying financial statements due to the uncertainty surrounding the purchase of the rig. The corresponding expense is reflected in the expenses related to the Israeli project.

NOTE 6.   INCOME TAXES

     Prior to 1998, the Company's last income tax return was filed for 1984 and it showed total operating loss carryforwards at that time of $645,484. It is believed that the Company generated additional operating loss carryforwards as the Company's business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to the changes in control discussed in Note 9, it is believed that the benefits from utilization of any of these carryforwards would be extremely limited. Management has decided that the cost of researching the timing of transaction and preparing income tax returns to document the loss carryforwards for the unfiled years would not be a cost effective use of resources available to the Company. In view of this decision, these potential loss carryforwards have been discounted and are considered to be of no value. The disclosures presented below include the activities of the Company since 1994.

     A reconciliation of statutory tax rates to the Company's effective tax rates follows:

                                                       1999               1998
                                                 -----------        -----------
         Benefit at statutory rates              (      34%)        (      34%)
         Losses not providing benefits                  34                 34
                                                 -----------        -----------
         Effective rate                                -0-%               -0-%
                                                 ===========        ===========



                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.   INCOME TAXES - continued

     The deferred tax assets are comprised primarily of the Company's net operating loss carryforwards and litigation settlement:

                                                                                    1999                  1998
                                                                                 ------------           ------------

         Litigation settlement                                                   $       -              $   473,586
         Contingency                                                                  417,860                  -
         Other                                                                         19,762                  -
         Net operating loss carryforward                                              713,044                36,158
         Less valuation allowance                                                (  1,150,666)          (   509,744)
                                                                                 ------------          ------------
         Net deferred tax asset                                                  $       -              $      -
                                                                                 ============          ============

     The Company's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

         Year Expiring
         -------------
              2011                                                                                      $       977
              2012                                                                                            1,549
              2018                                                                                          103,820
              2019                                                                                        1,990,843
                                                                                                        -----------
                                                                                                        $ 2,097,189
                                                                                                        ===========
     The net  changes in the  valuation  allowance  during  1999 and 1998 are as follows:

                                                                                    1999                  1998
                                                                                 ------------          -------------
         Balance at beginning of year                                            ($   509,744)         ($        379)
         Balance at end of year                                                  (  1,150,666)         (     509,744)
                                                                                 ------------          -------------
         Net change                                                              ($   640,922)         ($    509,365)
                                                                                 ============          =============

                         NESS ENERGY INTERNATIONAL, INC.
                       (Formerly Kit Karson Corporation)
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.  STOCKHOLDERS' EQUITY

     On March 6, 1998, the Company's Certificate of Incorporation was amended to authorize the issuance of 10,000,000 shares of preferred stock and to increase the number of shares of the Company's Common Stock authorized for issuance by 150,000,000 shares to a total of 200,000,000.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1999, the Company was party to one lawsuit filed by shareholders who claimed that they were due shares from transactions that they had conducted with the Company in the past. Plaintiffs seek the issuance of 500,000 common shares, compensatory damages in excess of $1,000,000, punitive damages and interest. Management intends to actively assert its legal defenses and believes Plaintiffs are not entitled to any remedy from the Company.

NOTE 9.   MAJOR CUSTOMERS

     The Company sells gas and natural gas liquids to one purchaser. However, management believes the competitive nature of the field and available marketing alternatives do not make the Company dependent on any single purchaser.

NOTE 10.   CHANGE IN CONTROL

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


                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                   (unaudited)


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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

                                                                                Petroleum               Natural
                                                                                 Liquids                 Gas
                                                                                 (Bbls)                  (Mcf)
                                                                                ---------               ---------

    December 31, 1999 - proved developed reserves                                 -                       100,984
    December 31, 1999 - proved reserves                                           -                       242,250

    December 31, 1998 - proved developed reserves                                 -                       110,834
    December 31, 1998 - proved reserves                                           -                       252,100

The Company did not have any proved reserves prior to 1998.

                                                                                Petroleum               Natural
                                                                                 Liquids                 Gas
                                                                                 (Bbls)                  (Mcf)
                                                                                ---------               ---------

    Reserves at December 31, 1997                                                     -                    -
       Purchases of Reserves-in-Place                                                 -                   264,481
       Production                                                                     -                 (  12,381)
                                                                                ---------               ---------
    Reserves at December 31, 1998                                                     -                   252,100
       Production                                                                     -                 (  11,653)
       Revision of estimates                                                          -                     1,803
                                                                                ---------               ---------
    Reserves at December 31, 1999                                                     -                   242,250



                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                   (unaudited)



The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves for the years ended
December 31 is as follows:

                                                                                     1999                 1998
                                                                                   ----------          ----------

     Future cash inflows                                                           $  432,805          $  403,363
     Future development and production costs                                       (  270,016)         (  283,549)
     Future income tax expense                                                           -                    -
                                                                                   ----------          ----------
     Future net cash flows                                                            162,789             119,814
     10% annual discount                                                               57,334              49,258
                                                                                   ----------          ----------
     Standardized measure of discounted future cash flows                          $  105,455          $   70,556
                                                                                   ==========          ==========
Primary changes in standardized  measure of discounted  future net cash flow for the years ended December 31 are as follows:

                                                                                     1999                 1998
                                                                                   ----------          ----------
     Change in sales price and production costs                                    $  35,518           $     -
     Purchases of reserves in place                                                    -                   82,397
     Sales of oil and gas, net of production costs                                 (   7,675)          (   11,841)
     Accretion of discount                                                             7,056                 -
                                                                                   ----------          ----------
                                                                                   $  34,899           $   70,556
                                                                                   ==========          ==========

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



                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                   (unaudited)



The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December
31, are as follows:

                                                                                     1999                  1998
                                                                                  -----------           -----------

     Proved properties                                                            $    28,300           $  28,300
     Accumulated depletion and depreciation                                       (    10,911)          (   5,608)

         Net capitalized costs                                                    $    17,389           $  22,692
                                                                                  ===========           ===========
The costs,  both  capitalized  and  expensed,  incurred in oil and gas producing activities during the years ended December 31 are as follows:

                                                                                     1999                   1998
                                                                                  -----------           -----------
     Property acquisition costs                                                   $      -              $  28,300
     Exploration and development costs                                                   -                   -

         Total                                                                    $      -              $  28,300
                                                                                  ===========           ===========
Results of oil and gas  operations in the aggregate for the years ended December
31 are as follows:

                                                                                     1999                 1998
                                                                                  -----------           -----------
     Revenues $  21,208                                                           $    22,301
     Compression expense                                                          (     3,772)          (   3,281)
     Production costs                                                             (     9,761)          (   7,179)
     Exploration expense                                                                 -                   -
     Depreciation and depletion                                                   (     5,303)          (   5,608)
     Income taxes                                                                        -                   -

         Net oil and gas income                                                   $     2,372           $   6,233
                                                                                  ===========           ===========