Form 10QSB
period 2000-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2000-05-22
CIK 353634

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


                                        YES     X  NO
                                    ---        ---


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

Subsequent to the end of this quarter, a new agreement is under consideration to adjust the above stated flat rate fees. The new agreement will be based on a revised schedule which is now being evaluated.

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

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings:
           ------------------

           Not Applicable

Item 2.    Changes in Securities:
           ----------------------

           Not Applicable

Item 3.    Defaults upon Senior Securities:

           Not Applicable

Item 4.    Submission of Matters to a Vote of Securities Holders:
           ------------------------------------------------------

           Not Applicable

Item 5.    Other Information:
           ------------------

           Not Applicable

Item 6.    Exhibits and Reports on Form 8K:
           --------------------------------

           (a)      None

           (b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NESS ENERGY INTERNATIONAL, INC.



                                   By:  /s/Ivan Webb
                                       -----------------------------------------
                                           Ivan Webb, Principal Accounting
                                           Officer & Principal Financial Officer


Date December 30, 1999