Form 10QSB/A
period 2000-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2000-05-23
CIK 353634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB/A


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



                            NESS ENERGY INTERNATIONAL, INC.
                             (A Development Stage Company)
                                    BALANCE SHEETS
                                      (Unaudited)



                                                                          3/31/00        12/31/99
                                                                        -----------    -----------
                                     ASSETS

CURRENT ASSETS
     Cash                                                               $   134,389    $   414,692
     Investments - available for sale                                       875,000           --
                                                                        -----------    -----------

            Total current assets                                          1,009,389        414,692

PROPERTY AND EQUIPMENT
     Oil and gas properties, unproved                                       114,386        114,386
     Oil and gas properties, proved                                          28,300         28,300
     Less accumulated depreciation and depletion                             12,236         10,911
                                                                        -----------    -----------

         Total oil and gas properties                                       130,450        131,775
                                                                        -----------    -----------

OTHER ASSETS
     Fixed assets, net of accumulated depreciation of $8,133 and
         $5,083 at March 31, 2000 and December 31, 1999, respectively        53,017         55,917
     Deposits on equipment                                                1,229,000      1,229,000
     Prepaid Expenses                                                         4,334           --
                                                                        -----------    -----------

                                                                          1,286,351      1,284,917
                                                                        -----------    -----------

TOTAL ASSETS                                                            $ 2,426,190    $ 1,831,384
                                                                        ===========    ===========

                 LIABILITIES AND STOKCHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses                              $    25,358    $   123,171
     Accounts payable - related party                                       712,015        729,638
                                                                        -----------    -----------

            Total current liabilities                                       737,373        852,809

     ACCRUED CONTINGENCY                                                  1,229,000      1,229,000

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000 shares authorized, none issued                                 --             --
     Common stock, no par; 200,000,000 shares authorized;
         54,634,740 shares issued and outstanding 12/31/99
         55,650,228 shares issued and outstandIng 3/31/00                 7,121,344      5,790,720
     Retained deficit prior to reentering
         development stage - January 1, 1998                             (2,630,233)    (2,630,233)
     Deficit accumulated since reentering
         development stage - January 1, 1998                             (3,626,698)    (3,382,162)
     Deferred consulting                                                   (279,596)       (28,750)
     Accumulated other comprehensive income                                (125,000)          --
                                                                        -----------    -----------

            Total stockholders' equity (deficit)                            459,817       (250,425)
                                                                        -----------    -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                     $ 2,426,190    $ 1,831,384
                                                                        ===========    ===========


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1999 AND 2000
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                    2000            1999
                                               ------------    ------------
REVENUES
     Oil and gas revenues                      $      4,382    $      5,124

EXPENSES
     Lease operating expenses                         1,174           1,484
     Production taxes                                   335             374
     Compression expenses                               642             939
     Depreciation and depletion                       4,376           1,402
     General and administrative                     242,509          22,109
                                               ------------    ------------

         Total operating expenses                   249,036          26,308
                                               ------------    ------------

Operating income (loss)                            (244,654)        (21,184)

Other Income                                            117            --
                                               ------------    ------------

         Net gain (loss) before income taxes       (244,537)        (21,184)

         Income tax benefit                            --              --
                                               ------------    ------------

NET LOSS                                       ($   244,537)   ($    21,184)

Other comprehinsive income, net of tax
     Unrealized losses on investments          ($   125,000)   $       --
                                               ------------    ------------

Comprehensive loss                             ($   369,537)   ($    21,184)
                                               ============    ============

Net loss per weighted average share            $      (0.01)   $       0.00
                                               ============    ============

Weighted average shares outstanding              54,758,096      50,155,078
                                               ============    ============

                             NESS ENERGY INTERNATIONAL, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                       (Unaudited)



                                                    2000         1999
                                                  ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES             ($280,303)   ($ 26,858)

CASH FLOWS FROM INVESTING ACTIVITIES                   --           --

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from issuance of commons tock        --        150,000
                                                  ---------    ---------

         Increase in cash for period               (280,303)     123,142

CASH, BEGINNING OF PERIOD                           414,692        4,352
                                                  ---------    ---------

CASH, END OF PERIOD                               $ 134,389    $ 127,494
                                                  =========    =========

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