Form 10QSB
period 2000-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2000-08-22
CIK 353634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                         X  YES            NO
                                        ---            ---

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:

As of August 15, 2000 the Registrant had outstanding 55,666,953 shares of its common stock with no par value.

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Ness Energy International, Inc., formerly known as Kit Karson Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the notes thereto included in Ness Energy International Inc.'s SEC Form 10-KSB for the period ended December 31, 1999.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                        6/30/00       12/31/99
    ASSETS

CURRENT ASSETS
     Cash                                                             $    13,493    $   414,692
     Investments - available for sale                                     406,000             --
                                                                      -----------    -----------

               Total current assets                                       419,493        414,692

PROPERTY AND EQUIPMENT
     Oil and gas properties, unproved                                     114,386        114,386
     Oil and gas properties, proved                                        28,300         28,300
     Less accumulated depreciation and depletion                           10,911         13,562
                                                                      -----------    -----------

        Total oil and gas properties                                      129,124        131,775
                                                                      -----------    -----------

OTHER ASSETS
     Fixed assets, net of accumulated depreciation of $11,183 and
        $5,083 at June 30, 2000 and December 31, 1999, respectively        55,917         50,475
     Deposits on equipment                                              1,229,000      1,229,000
                                                                      -----------    -----------

                                                                        1,279,475      1,284,917
                                                                      -----------    -----------

TOTAL ASSETS                                                          $ 1,828,092    $ 1,831,384
                                                                      ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses                            $    15,467    $   123,171
     Accounts payable - related party                                     723,740        729,638
                                                                      ===========    ===========

               Total current liabilities                                  739,207        852,809
     NOTE PAYABLE - RELATED PARTY                                          50,000             --
     ACCRUED CONTINGENCY                                                1,229,000      1,229,000

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
        10,000 shares authorized, none issued                                  --             --
     Common stock, no par; 200,000,000 shares authorized;
        54,634,740 shares issued and outstanding 12/31/99
        55,666,953 shares issued and outstanding 6/30/00                7,110,224      5,790,720
     Retained deficit prior to reentering
        development stage - January 1, 1998                            (2,630,233)    (2,630,233)
     Deficit accumulated since reentering
        development stage - January 1, 1998                            (3,939,876)    (3,382,162)
     Deferred consulting                                                 (136,230)       (28,750)
     Accumulated other comprehensive income                              (594,000)            --
                                                                      -----------    -----------

               Total stockholders' equity (deficit)                      (190,115)      (250,425)
                                                                      -----------    -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 1,828,092    $ 1,831,384
                                                                      ===========    ===========


See accompanying notes to these condensed financial statements.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                                                         Cumulative
                                                                                                           Amounts
                                                                                                            Since
                                                                                                         Reentering
                                                                                                         Development
                                              Three Months Ended               Six Months Ended             Stage
                                                   June 30,                         June 30,              January 1,
                                             2000            1999            2000            1999           1998
                                         ------------    ------------    ------------    ------------    ------------
REVENUES
      Oil and gas revenues               $      5,646    $      5,076    $     10,028    $     10,200    $     53,537

EXPENSES
      Lease operating expenses                  2,543           1,159           3,717           2,643          17,479

      Production taxes                            421             378             757             752           3,935

      Compression expenses                        578           1,091           1,220           2,030           8,273

      Depreciation and depletion                4,376           1,402           8,751           2,804          24,745

      Litigation settlement                        --              --              --              --       1,392,900

      General and administrative              311,394          22,928         553,902          45,037       2,120,606
                                         ------------    ------------    ------------    ------------    ------------

       Total operating expenses               319,312          26,958         568,347          53,266       4,000,322
                                         ------------    ------------    ------------    ------------    ------------

Operating income (loss)                      (313,666)        (21,882)       (558,319)        (43,066)     (3,946,785)

Other Income                                      488           1,749             605           1,749           6,909
                                         ------------    ------------    ------------    ------------    ------------

       Net gain (loss) before income         (313,178)        (20,133)       (557,714)        (41,317)     (3,939,876)

       Income tax benefit                          --              --              --              --              --
                                         ------------    ------------    ------------    ------------    ------------

NET LOSS                                 $   (313,178)   $    (20,133)   $   (557,714)   $    (41,317)   $ (3,939,876)

Other comprehensive income, net of tax
      Unrealized losses on investments   $   (469,000)   $         --    $   (593,750)   $         --    $   (593,750)
                                         ------------    ------------    ------------    ------------    ------------

Comprehensive loss                       $   (782,178)   $    (20,133)   $ (1,151,464)   $    (41,317)   $ (4,533,626)
                                         ============    ============    ============    ============    ============

Net loss per weighted average share      $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.08)
                                         ============    ============    ============    ============    ============

Weighted average shares outstanding        55,655,357      52,210,606      55,206,726      53,188,354      52,148,467
                                         ============    ============    ============    ============    ============


See accompanying notes to these condensed financial statements

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (Unaudited)

                                                                                Cumulative
                                                                                 Amounts
                                                                                  Since
                                                                                Reentering
                                                                                Development
                                                                                   Stage
                                                                                 January 1,
                                                     2000            1999           1998
                                                  -----------    -----------    ------------
NET CASH USED IN OPERATING ACTIVITIES             $  (450,540)   $  (967,306)   $  (208,098)

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of other fixed assets                     (659)            --           (659)
      Cash paid for deposits on equipment                  --             --     (1,229,000)
                                                  -----------    -----------    -----------
          Cash used in investing activities              (659)            --     (1,229,659)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from borrowings - related party         50,000             --         50,000
      Proceeds from issuance of common stock               --        281,250      1,401,250
          Cash provided by financing activities        50,000        281,250      1,451,250

      Increase (decrease) in cash for period         (401,199)       213,944         13,493

CASH, BEGINNING OF PERIOD                             414,692          4,352             --
                                                  -----------    -----------    -----------

CASH, END OF PERIOD                               $    13,493    $   218,296    $    13,493
                                                  ===========    ===========    ===========

See accompanying notes to these condensed financial statements.

NOTE 1.  UNAUDITED INFORMATION

           The balance sheets as of June 30, 2000 and the statements of operations for the three month periods ended June 30, 1999 and June 30, 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2000 and the results of operations for the three months periods ended June 30, 1999 and June 30, 2000.

NOTE 2.  BASIS OF PRESENTATION

           The condensed financial statements of Ness Energy International, Inc. (the "Company") as of June 30, 1999 and June 30, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements contained in the Form 10-KSB filed on May 19, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

NOTE 3.  EARNINGS (LOSS) PER SHARE

           Basic earnings (loss) per share (EPS) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilution is not assumed to occur when the effect would be anti-dilutive (e.g., reduced loss per share).

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, the Company's limited restaurant base, lack of geographic diversification, the risks associated with expansion, a lack of marketing experience and activities, risks of franchising, seasonability, the choice of site locations, development and construction delays, need for additional personnel, increases in operating and food costs and availability of supplies, significant industry competition, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

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

On June 6, 2000, the Company signed a Note to borrow up to $300,000 from Harold "Hayseed" Stephens payable with interest at prime rate plus 2% by June 6, 2001. As of June 30, 2000, $50,000 had been received and at August 15, 2000, a total of $150,000 had been advanced.

Results of Operations

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1999 AND JUNE 30, 2000.

         Revenues. Operating revenues for three month period ended June 30, 1999 were $5,076 with an operating loss of $21,882.

Operating revenues for three month period ended June 30, 2000 were $5,646 a 11% increase from 1999, with an operating loss of $313,666. The 11% increase in revenues over 1999 is due to an increase in gas prices, partially offset by lower gas production.

         Costs and Expenses. Costs and expenses for the three month period ended June 30, 2000 increased by $3888 or 96% to $7,918 as compared to $4,030 for the corresponding period ended June 30, 1999. This was primarily due to increased lease operating costs and higher equipment depreciation expense. General and Administrative Costs in 2000 increased by 1258% to $311,394 as compared to $22,928 for the same three month period in 1999 due primarily to increased corporate expenses and to costs associated with the Israel project.

         Net Income (Loss). The Company had a net loss for the three month period ended June 30, 2000 of $313,178 compared to net loss of $20,133 for the same period in 1999, representing ($.01) and ($.00) per share, respectively.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings:

         During 1999, the Company settled two lawsuits filed in 1998 through the issuance of unrestricted stock. In January 2000, the Company was served with a lawsuit demanding that the Company pay to the Plaintiff 500,000 shares of the company's common stock. The suit is filed in the United States District Court for the District of Kansas, bearing civil action number 00-1018-JTM. The Plaintiff was not a shareholder at the time present management took control of Ness Energy International, Inc. (then Kit Karson Corporation) on December 22, 1997, and had not been a stockholder since November of 1985. Management believes that the Plaintiff has no standing to bring this legal action and that the demand is totally without merit. On August 9, 2000, the court ordered the suit he dismissed with prejudice. On the sixteenth day of August 2000, the Company received notice that it had been named as a Defendant in a law suit regarding certain commissions alleged to be owed by the Company under the terms of a Rig Purchase Agreement for an H-3000 Ideco Drilling Rig. Management is of the opinion that the lawsuit was brought improperly because the agreement on which the Plaintiff's reply requires binding arbitration to resolve disputes. Furthermore, management is of the opinion that the suit is without merit because it is the seller's of the rig that are responsible for paying the commission, not the Company as the buyer.

Item 2.           Changes in Securities:

                  Not Applicable

Item 3.           Defaults upon Senior Securities:

                  Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  Not Applicable

Item 5.           Other Information:

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8K:

(a) Exhibit I Note from Harold "Hayseed" Stephens (Lender) to the Company (Borrower)

(b) Form 8K May 4, 2000 announced the resignation of Ivan Webb as Director and Chief Financial Officer effective April 28, 2000.

(c)  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NESS ENERGY INTERNATIONAL, INC.



                                       By:  /s/ Hayseed Stephens
                                            ---------------------------
                                                Hayseed Stephens
                                                  President & Chief Executive
                                                  Officer

      Dated:  August 21, 2000

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
--------        -----------
  99.1          Note from Harold "Hayseed" Stephens (Lender) to the Company
                (Borrower)


  27.1          Financial Data Schedule