Form 10QSB
period 2000-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2000-11-22
CIK 353634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

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

                               X   YES          NO
                            -------       ------

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:

As of November 15, 2000 the Registrant had outstanding 55,824,211 shares of its common stock with no par value.



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

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                    9/30/00        12/31/99
                                                                  -----------    -----------
                                                                  (Unaudited)
                                 ASSETS

CURRENT ASSETS
  Cash                                                            $   167,923    $   414,692
  Investments - available for sale                                     78,150           --
                                                                  -----------    -----------

        Total current assets                                          246,073        414,692

PROPERTY AND EQUIPMENT
  Oil and gas properties, unproved                                     94,111        114,386
  Oil and gas properties, proved                                       55,193         28,300
  Less accumulated depreciation and depletion                          14,888         10,911
                                                                  -----------    -----------

     Total oil and gas properties                                     134,416        131,775
                                                                  -----------    -----------

OTHER ASSETS
  Fixed assets, net of accumulated depreciation of $14,233 and
     $5,083 at September 30, 2000 and December 31, 1999,
     respectively                                                      48,226         55,917
  Deposits on equipment                                                  --        1,229,000
                                                                  -----------    -----------

                                                                       48,226      1,284,917
                                                                  -----------    -----------

TOTAL ASSETS                                                      $   428,715    $ 1,831,384
                                                                  ===========    ===========


                 LIABILITIES AND STOKCHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable and accrued expenses                           $    44,753    $   123,171
  Accounts payable - related party                                    714,265        729,638
                                                                  -----------    -----------

        Total current liabilities                                     759,018        852,809
  NOTE PAYABLE - RELATED PARTY                                        419,789           --
  ACCRUED CONTINGENCY                                                    --        1,229,000
                                                                  -----------    -----------
        Total liabilities                                           1,178,807      2,081,809

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.10 par value
     10,000 shares authorized, none issued                               --             --
  Common stock, no par; 200,000,000 shares authorized;
     54,634,740 shares issued and outstanding 12/31/99
     55,724,211 shares issued and outstandIng 9/30/00               7,185,850      5,790,720
  Retained deficit prior to reentering
     development stage - January 1, 1998                           (2,630,233)    (2,630,233)
  Deficit accumulated since reentering
     development stage - January 1, 1998                           (4,332,359)    (3,382,162)
  Deferred consulting                                                 (51,500)       (28,750)
  Accumulated other comprehensive income                             (921,850)          --
                                                                  -----------    -----------

        Total stockholders' equity (deficit)                         (750,092)      (250,425)
                                                                  -----------    -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                  $   428,715    $ 1,831,384
                                                                  ===========    ===========




                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE AND SIX MONTHS
                        ENDED September 30, 2000 AND 1999
                                   (Unaudited)

                                                                                                                       Since
                                                                                                                     Reentering
                                                                                                                     Development
                                                          Three Months Ended               Nine Months Ended           Stage
                                                             September 30,                   September 30,           January 1,
                                                         2000            1999            2000            1999            1998
                                                    ------------    ------------    ------------    ------------    ------------
REVENUES
    Oil and gas revenues                            $      7,293    $      5,109    $     17,320    $     15,309    $     60,829

EXPENSES
    Lease operating expenses                                 626           1,174           4,343           3,817          18,105
    Production taxes                                         498             391           1,255           1,143           4,433
    Compression expenses                                     468           1,176           1,688           3,206           8,741
    Depreciation and depletion                             4,376           1,411          13,127           4,215          29,121
    Litigation settlement                                   --              --              --              --         1,392,900
    General and administrative                           389,239          45,154         942,766          90,191       2,509,470
                                                    ------------    ------------    ------------    ------------    ------------

              Total operating expenses                   395,207          49,306         963,179         102,572       4,395,154
                                                    ------------    ------------    ------------    ------------    ------------

Operating income (loss)                                 (387,914)        (44,197)       (945,859)        (87,263)     (4,334,325)

Interest Expense                                          (4,789)           --            (5,163)           --             1,141
Other Income                                                 220           2,252             825           4,001           7,129
                                                    ------------    ------------    ------------    ------------    ------------

              Net gain (loss) before income taxes       (392,483)        (41,945)       (950,197)        (83,262)     (4,326,055)

              Income tax benefit                            --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                                            ($   392,483)   ($    41,945)   ($   950,197)   ($    83,262)   ($ 4,326,055)

Other comprehinsive income, net of tax
    Unrealized losses on investments                ($   327,850)   $       --      ($   921,850)   $       --      ($   921,850)
                                                    ------------    ------------    ------------    ------------    ------------

Comprehensive loss                                  ($   720,333)   ($    41,945)   ($ 1,872,047)   ($    83,262)   ($ 5,247,905)
                                                    ============    ============    ============    ============    ============

Net loss per weighted average share                 $      (0.01)   $      (0.00)   $      (0.02)   $      (0.00)   $      (0.08)
                                                    ============    ============    ============    ============    ============

Weighted average shares outstanding                   55,680,075      54,508,097      55,365,661      53,180,868      57,511,840
                                                    ============    ============    ============    ============    ============




                         NESS ENERGY INTERNATIONAL, INC.
                        (Formerly Kit Karson Corporation)
                          (a development stage company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS SEPTEMBER 30, 2000
                                  (Unaudited)


                                                                       Accumulated    Accumulated
                                                                         Deficit        Deficit
                                                                         Prior to        Since
                                                                        Reentering     Reentering
                                                                       Development    Development    Accumulated
                                                 Common Stock             Stage          Stage          Other
                                          -------------------------     January 1,     January 1,   Comprehensive     Deferred
                                             Shares        Amount          1998           1998          Income       Consulting
                                          -----------   -----------    -----------    -----------    -----------    -----------
BALANCE,
   December 31, 1997                       35,809,356   $ 2,630,233     (2,630,233)          --             --             --
         Issuance of common
                  stock                    18,825,384     3,160,487           --             --             --          (30,000)
         Recognition of
                  services performed
                  for common stock               --            --             --             --             --            1,250
         Net loss                                --            --             --       (3,382,162)          --             --
                                          -----------   -----------    -----------    -----------    -----------    -----------

BALANCE,
    December 31, 1999                      54,634,740     5,790,720     (2,630,233)    (3,382,162)          --          (28,750)
          Issuance of common
                   Stock for employee
                   bonuses                     40,000        58,124           --             --             --             --
          Issuance of common
                   Stock for future
                   services                   250,000       316,430           --             --             --         (316,430)
          Issuance of common
                   Stock for services          18,983        20,576           --             --             --             --
          Issuance of common
                   Stock for investment       780,488     1,000,000
          Recognition of
                   services performed
                   for common stock              --            --             --             --             --          293,680
          Net depreciation of
                   securities available
                   for sale                      --            --             --             --         (921,850)          --

          Net loss                               --            --             --         (950,197)          --             --
                                          -----------   -----------    -----------    -----------    -----------    -----------
BALANCE,
    September 30, 2000                     55,724,211     7,185,850     (2,630,233)    (4,332,359)      (921,850)       (51,500)
                                          ===========   ===========    ===========    ===========    ===========    ===========




                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                            Cumulative
                                                                             Amounts
                                                                              Since
                                                                            Reentering
                                                                           Development
                                                                              Stage
                                                                            January 1,
                                                 2000           1999           1998
                                             -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES        ($  660,310)   ($   94,317)   $  (417,868)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of other fixed assets                  (1,459)          --           (1,459)
  Cash paid for deposits on equipment               --             --       (1,229,000)
                                             -----------    -----------    -----------
   Cash used in investing activities              (1,459)          --       (1,230,459)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from borrowings - related party       415,000           --          415,000
  Proceeds from issuance of common stock            --          434,250      1,401,250
                                             -----------    -----------    -----------
   Cash provided by financing activities         415,000        434,250      1,816,250

  Increase (decrease) in cash for period        (246,769)       339,933        167,923

CASH, BEGINNING OF PERIOD                        414,692          4,352           --
                                             -----------    -----------    -----------

CASH, END OF PERIOD                          $   167,923    $   344,285    $   167,923
                                             ===========    ===========    ===========


See accompanying notes to these condensed financial statements.

Note 1.    Unaudited Information

           The balance sheet as of September 30, 2000 and the statements of operations for the three and nine month periods ended September 30, 1999 and September 30, 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 1999 and September 30, 2000.

Note 2.    Basis of Presentation

           The condensed financial statements of Ness Energy International, Inc. (the "Company") as of September 30, 1999 and September 30, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a developmental stage company who's primary focus is the development of an oil and gas project in Israel.

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

Note 4.  Notes Payable

           The company has notes payable at September 30, 2000 as follows:

                                     Note 1

           Payable to:              Hayseed Stephens
           Amount:                          $310,000
           Accrued Interest:                $  4,383
           Interest Rate:           Prime Rate +2%
           Due Date:                June 6, 2001

           Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the company to use for operations.

                                     Note 2

           Payable to:              Hayseed Stephens Oil, Inc. (HSOI)
           Amount:                          $105,000
           Accrued Interest                 $    406
           Interest Rate:           Prime Rate +2%
           Due Date:                September 15, 2001

           HSOI sold some of the Ness Energy stock that it owns and loaned the proceeds to the Company to use for operations.

Note 5.  Investments in Securities

           Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

           Gains and losses on the sale of securities available for sale are determined using the specific identification method.

           The amortized cost and market values of investment securities available for sale at September 30, 2000 was:

                  Market value               $   78,150
                  Amortized cost              1,000,000
                                             ----------

                  Unrealized loss            $  921,850
                                             ==========

           As of December 31, 1999, the Company did not own any securities. In addition, the Company did not sell any securities during the nine months ended September 30, 2000.

           The Company had no investment securities classified as trading or held to maturity at September 30, 2000.

Note 6.  NONCASH INVESTING AND FINANCING ACTIVITIES:

           In March 1999, the Company issued 15,150 shares of its common stock as a stock bonus. Compensation was recorded based on the average stock price during the period of service.

           In March 1999, the Company issued 2,602,500 shares of its common stock as a settlement in a lawsuit. The valuation of the stock was based on the stock price on the date of settlement.

           In May 1999, the Company issued 104,315 shares of its common stock in exchange for oil and gas leases. Property of $53,785 was recorded based on the stock price on date of purchase.

           In June 1999, the Company issued 99,000 shares of its common stock as a settlement in a lawsuit. The valuation of the stock was based on the stock price on the date of settlement.

           In June 1999, the Company issued 242,404 shares of its common stock in exchange for oil and gas leases. Property of $60,601 was recorded based on the stock price on date of purchase.

           In March 2000, the Company exchanged 780,488 shares of its common stock for 1,000,000 shares of Restaurant Teams International. Each company's stock was valued at $1,000,000 based on quoted closing prices on the date of agreement.

           In March 2000, the Company issued 200,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $248,430 was recorded based on quoted closing prices on the date of the agreements.

           In March 2000, the Company issued 40,000 shares of its common stock as a bonus to employees that had been accrued at December 31, 1999. Compensation was recorded based on quoted closing prices on the date of the agreements.

           In June 2000, the Company issued 11,725 shares for advertising services. The stock value of $12,950 was based on the daily average of the high and low prices during the months the services were performed.

           In September 2000, the Company issued 50,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $68,000 was recorded based on quoted prices on date of authorization.

           In September 2000, the Company issued 3,786 shares for advertising services. The stock value of $3,700 was based on the daily average of the high and low prices during the months the services were performed.

           In September 2000, the Company issued 3,472 shares of its common stock as compensation. The expense Was recorded based on the average stock price during the period of service.

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, government regulation and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Liquidity and Capital Resources

In the year 2000, the Company has utilized funds from common stock sales in 1999 and has borrowed $415,000 to use for operations. During the developmental stage, the Company is dependent on stock sales, direct investment in the wells and acquiring loans to fund operations.

Results of Operations

Comparison of the nine-month period ended September 30, 1999 and September 30, 2000.

         Revenues. Operating revenues for nine month period ended September 30, 1999 were $15,309 with an operating loss of 87,263.

Operating revenues for nine month period ended September 30, 2000 were $17,320 a 13% increase from 1999, with an operating loss of $945,859. The 13% increase in revenues over 1999 is attributed to higher prices for natural gas.

         Costs and Expenses. Costs and expenses for the nine month period ended September 30, 2000 increased by $8,032 or 65% to $20,413 as compared to $12,381 for the corresponding period ended September 30, 1999. This was primarily due to higher equipment depreciation expense. General and Administrative Costs in 2000 increased by 945% to $942,766 as compared to $90,191 for the same nine month period in 1999 due primarily to costs associated with the Israeli project.

         Net Income (Loss). The Company had a net loss for the three month period ended September 30, 2000 of $392,483 compared to net loss of $41,945 for the same period in 1999, representing ($.01) and ($.00) per share, respectively.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:
         ------------------

         On the sixteenth day of August 2000, the Company received notice that it had been named as a Defendant in a law suite regarding certain commissions alleged to be owed by the Company under the terms of a Rig Purchase Agreement for an H-3000 Ideco Drilling Rig. Management is of the opinion that the lawsuit was brought improperly because the agreement on which the Plaintiff's reply requires binding arbitration to resolve disputes. Furthermore, management is of the opinion that the suit is without merit because it is the seller of the rig that are responsible for paying the commission, not the Company as the buyer.

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

                                       NESS ENERGY INTERNATIONAL, INC.

                                       By:    /s/Hayseed Stephens
                                            ------------------------------------
                                            Hayseed Stephens
                                            President & Chief Executive Officer

Dated:  November 22, 2000