Form 10KSB
period 2000-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2001-04-16
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                         Commission File Number: 0-10301


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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 6, 2001.

     Common Stock, no par value, 30,386,523 shares, $18,991,577 Market Value

On December 31, 2000 the Registrant had 56,339,030 shares of Common Stock outstanding with no par value. On April 6, 2001 the total number of shares outstanding were 56,729,030. The Registrant also has 10,000,000 shares of Preferred Stock with a par value of $0.10 of which no shares have been issued.

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

The Company has not been involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation during the dormant years from January 1, 1985 through September 30, 1997. However, on October 8, 1997 an agreement was made to revive the Company by issuing 14,150,000 shares of stock to Harold (Hayseed) Stephens for certain oil and gas properties located in Parker County, Texas. On December 22, 1997, Mr. Stephens became President of the Company with the fulfillment of the agreement.

After the Company became current in its filings with the Securities and Exchange Commission, the Company began trading on January 23, 1998 on the NASDAQ OTC-BB. On March 6, 1998, the Company held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares from 50,000,000 to 200,000,000 shares plus authorized 10,000,000 Preferred Shares to the capitalization of the Company.

The Company changed its name to Ness Energy International, Inc. effective July 6, 1999.

(b)      Financial Information About Industry Segments

The Company's revenues for 2000 were derived solely from the gas wells on the Greenwood Gas Field in which the Company holds a 25% working interest. Gross revenues from this interest for 1999 were $21,208 and 27,019 for 2000.

In May 1999 the Company acquired a 4% working interest in the Cross "L" and Susan Peak Leases in Schleicher and Sutton counties Texas. These leases have multi-pay potential. In June 1999 the Company acquired approximately 2,081 acres adjoining the proven Greenwood Gas Field in Parker County, Texas. Hesed Energy International, Inc. (Hesed) an affiliated company with Hayseed Stephens as President and majority stockholder, has the Hesed License and the Metzada License at the Dead Sea in Israel. These licenses cover approximately 220 square miles. The Company has an agreement with Hesed, whereby it has the opportunity to acquire 45% interest in these licenses.

(c)      Narrative Description of Business

The principle business of the company is the exploration for and development of oil and natural gas and in particular the exploration for oil on the Hesed license in Israel. During the years 1985-1987, the Company was seeking working capital to continue its operations but because of a downtime in the oil and gas industry in the period from 1986-1987 project funding became more and more difficult. The lack of working capital let the Company become dormant. During the years, several opportunities were presented to revive the Company but were perceived by management as not favorable to the Company's interest or did not close due to an inability of the interested parties to do so.

On December 22, 1997, a change of control occurred and new officers and directors were appointed. Since that time, the Company President, Hayseed Stephens, has principally conducted the business of the Company.

In Spring of 1998, Hesed Energy International, Inc. ("Hesed") an affiliate of the Company, which at that time was known as Ness Energy International, Inc., entered into a contract with the Israel Oil Company. Pursuant to this, Hesed was entitled to acquire, subject to regulatory approvals in Israel, drilling rights in part of the Dead Sea area in Israel. This was, subsequently, designated as the "Hesed License." In early fall, 1998, the necessary regulatory approvals in Israel were granted. While the Hesed License itself was granted to I.O.C., the Petroleum Commissioner specifically approved I.O.C.'s assignment of the rights in over 95% of the license area to Hesed. The Israeli regulatory authority set an April 1, 2000 deadline for "spudding-in" a well within the Hesed License area. That date has since been extended to June 1, 2001 so additional funding arrangements can be put in place to allow the Company to acquire 45% of the working interest in the Hesed License. The company is currently funding a seismic study in the Hesed License area where a re-entry in the Har Sedom #1 well is planned. The Metzada License has an October 1, 2001 spud-in date requirement.

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

On December 31, 2000, 40-degree oil (good gravity crude) was selling for approximately $23.75 per barrel, compared to a December 31, 1999 figure of $22.75 per barrel. Prices also vary according to gravity. Natural gas prices on December 31, 2000 were $5.86 per MCF and were $1.84 per MCF on December 31, 1999.

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

New directors and officers were appointed on December 22, 1997 when change of control occurred. The new president is Harold (Hayseed) Stephens and the Secretary/Treasurer is his wife, Mary Gene Stephens. At the Annual Meeting held December 1, 2000 the shareholders elected Richard Nash as a Director. On April 1, 2000, Bob Lee was appointed Chief Financial Officer. Mark Bassham was appointed as a Director on April 1, 2000. For more information on the new officers and directors refer to Part III Item 9. "Directors and Executive Officers, Promoters and Control Persons".

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

Abbreviations
BOPD - barrels of oil per day           MCFG - thousand cubic feet gas
BOPM - barrels of oil per month         MMCFG - million cubic feet gas
BCF -billion cubic feet                 WI - working interest
D&A - dry and abandoned

Item 2.  Description of Property.


The Company acquired a 25% working interest on December 22, 1997 (effective date of January 1, 1998) in the Greenwood Gas Field located in Parker County, Texas. The Greenwood Gas Field is a developmental, multipay, Strawn Sand Field, located about 35 miles due west of Fort Worth. This 1100-acre field in the Fort Worth basin is in its early state of development, although there has been prolific production on it, and around it, since the 1960's. These particular leases were drilled initially to find production in the conglomerates. This proved unsuccessful, but a 2,800 foot Strawn Sand was discovered to be very successful in two wells on Greenwood leases. One well produced 310,000 MCFG, while the other one produced 244,000 MCFG in six years and in 1972 they were both plugged while still producing, due to low gas prices.

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

There are currently 5 gas wells on the leases in which the Company owns a 25% working interest. Gas sales from these wells for the Company's working interest was $27,019 for 2000. Lease operating expenses, production taxes and compression expenses totaled $9,593 leaving a profit from this lease of $17,426.

A reserve report and equipment evaluation was prepared on the Greenwood leases as of December 31, 2000. The reserve report reflects a present value discounted at 10% of $ 405,710 and the equipment is valued at $22,058 for the 25% working interest owned by the Company as of December 31, 2000.

Gas Reserves

The following table summarizes certain information regarding the estimated proved natural gas reserves and estimated future net revenues of the Company and attributable to the Company's net revenue interests in the Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by RRG Energy, Inc. Robert Glenn, Certified Petroleum Engineer of the Wodlands, Texas.

                               PROVED GAS RESERVES
                                 January 1, 2001

                                                                 Gas
                                                                (Mcf)
                                                               -------

Proved developed producing reserves                             32,840

Proved developed non-producing reserves                         86,250

Proved undeveloped reserves                                    140,810


Total proved reserves                                          259,900


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

Item 3.  Legal Proceedings.


In January 2000, the Company was served with a lawsuit demanding that the Company pay to the Plaintiff 500,000 shares of the company's common stock. The suit is filed in the United States District Court for the District of Kansas, bearing civil action number 00-1018-JTM. The Plaintiff was clearly not a shareholder at the time present management took control of Ness Energy International, Inc. (then Kit Karson Corporation) on December 22, 1997, and had not been a stockholder since November of 1985. The suit was dismissed on August 9, 2000.

In July 2000, the Company was served with a lawsuit demanding payment of a $325,000 commission on the purchase of an Ideco 3000 drilling rig by the Company from Interfab, Ltd. This action was filed in the District Court of Ector County, Texas. The Company is vigorously defending this claim, as the purchase of the rig is not complete and the seller had agreed to pay any commission due.

In December 2000, the Company was included in a lawsuit filed in the U.S. District for the Southern District of Texas. The Plaintiff demands the return of a $200,000 investment in common stock and other compensation. The Plaintiff is an investor in Hesed and not in the Company. Management believes that the Plaintiff does not have a cause of action against the Company and is actively defending this claim.

Item 4.  Submission of Matters to a Vote of Securities Holders.


The annual meeting of shareholders was held on December 1, 2000. The shareholders elected directors Hayseed Stephens, Richard Nash and Mark Bassham for the remainder of the year 2000 and for the year 2001. Weaver & Tidwell L.L.P. of Fort Worth, Texas was ratified as the Company's auditors for the year 2000 report. There were 43,456,144 shares represented at the meeting or 77% of the total issued and outstanding shares as of that date.

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

The stock did not trade during 1997. On January 23, 1998 the Company began trading after being revived and opened at 4 cents bid. The following table sets forth the range of high and low bid quotations per quarter for 1999 and 2000. These bid quotations reflect inter-dealer bid prices and not ask prices, without markdown or commissions, and may not necessarily represent actual transactions.


   1999        Period                            Low Bid          High Bid
       -------------------------------------------------------------------------
            First Quarter                         $0.19            $0.49
            Second Quarter                        $0.36            $0.47
            Third Quarter                         $0.42            $4.81
            Four Quarter                          $1.03            $2.00



   2000        Period                            Low Bid          High Bid
       -------------------------------------------------------------------------
            First Quarter                         $1.03            $1.63
            Second Quarter                        $0.63            $1.13
            Third Quarter                         $0.75            $1.94
            Four Quarter                          $0.78            $1.38


On April 6, 2001 the stock price was $.594 bid and $.625 ask.

Approximate Number of Holders of Common Stock

       The approximate number of security holders of record of Ness Energy International, Inc. on December 31, 2000 was 2,292. Additional stockholders hold stock in street name; the number of holders in street name is not available to the Company.

Dividend Information

       The Company has not declared or paid dividends in the past, and does not anticipate doing so in the immediate future.


Item 6. Management's Discussion and Analysis or Plan of Operation.


The Company is continuing with its plan of exploration for and development of oil and natural gas in Texas and in Israel and to achieve profitable operations. A seismic study, funded by the Company, in the Hesed License area in Israel is currently in progress. (See ( c ) Narrative Description of Business). The Company in 2000 contributed capital for a geological and geophysical study on the Metzada License and to a drilling contractor in Israel to establish an agreement to re-enter the Har Sedom #1 in the Hesed License. Continued progress toward achieving the Company objectives is dependent upon the acquisition of additional capital resources. (See Liquidity and Capital Resources below).
Management is actively pursuing the combining of the Company with related companies, Hesed and Ness of Texas as they have common ownership and common objectives.


Liquidity and Capital Resources

Although natural gas prices have increased by approximately 186%, Revenue is limited due to the volume of gas produced by the wells in which the Company has an interest. During 2000, the Company made private placements totaling $117,943 for the issuance of 114,819 restricted shares of its common stock. The Company also received $517,557 through the establishment of debt. The Company received services of $78,700 and will receive future services of $759,820 in exchange for 58,983 and 750,000 shares of its common stock respectively.

During 2000, the Company filed an application with the Securities and Exchange Commission (SEC) of a Form SB-2 Registration Statement. This registration is for the sale of 37,000,000 shares of Common Stock at $1.00 and each share includes a warrant of one half share at $2.50 exercisable for up to eighteen months. This application process is in the second phase with the Company clarifying and answering questions posed by the SEC.


Results of Operations

Comparison of Year Ended December 31, 1999 and December 31, 2000.

       Revenues. Operating revenues for fiscal year ended December 31, 1999 were $21,208 with an operating loss of $1,885,442.

Operating revenues for fiscal year ended December 31, 2000 were $27,019, a 27% increase from 1999 with an operating loss of $1,544,802. The 27% increase in revenues over 1999 is attributed to an increase in gas prices over the last seven months of 2000.

       Costs and Expenses. Costs and expenses for fiscal year ended December 31, 2000 increased by $8,369 or 35% to $32,288 as compared to $23,919 for the year ended December 31, 1999. This was primarily due to higher equipment depreciation and lease depletion expense, partially offset by lower lease operating costs. General and Administrative costs in 2000 decreased by 18% to $1,540,358 as compared to $1,889,035 in 1999. This is the net result of expensing the contingency of $1,229,000 in Rig payments in 1999 and an increase of $862,106 expenses incurred for the Israel project.


       Net Income. The Company had a net loss for the fiscal year ended December 31, 2000 of $1,544,802 compared to net loss of $1,885,442 for fiscal year ended December 31, 1999, representing ($.03) and ($.04) per share, respectively. Again, as in cost and expenses, this decrease in net loss was primarily the net result to a $1,229,000 expense included in costs of the Israel project associated with the contingent liability for the rig deposit in 1999 and an increase of other expenses incurred for the Israel project in the amount of $862,106 in 2000.


Recent Accounting Pronouncements

During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date of January 1, 2000. During 1999, the FASB postponed the required adoption date of SFAS No. 133 until January 1, 2001. During 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends the requirements of SFAS No. 133. These standards require that all derivative financial instruments be recorded on the balance sheet at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. It is not believed that the adoption of SFAS No. 133 will have a significant impact on the Company" financial statements.


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

Year 2000 Compliance

The company did not realize any impact for the Y2K change or any associated issues. The company does not expect to realize any negative impact in the future.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Robert Early & Company, P.C. audited the company's financial statements for the years 1995, 1996 and 1997 and Weaver & Tidwell, L.L.P. audited the company's financial statements for the years ended December 31, 1998 and 1999, and 2000.

There are no disagreements between the Company and its auditor, Robert Early & Company P.C. of Abilene, Texas, and there are no disagreements between the Company and its current auditor Weaver & Tidwell P.C. of Fort Worth regarding accounting and/or financial disclosure.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The directors and executive officers of the Company are as follows:

         Name                 Age    Position                    In office since
         ----                 ---    --------                    ---------------

Harold  "Hayseed"  Stephens1  62    President, CEO &  Director        1997
Mary Gene Stephens1           61    Secretary & Treasurer             1997
Mark Bassham                  40    Director                          2000
Richard Nash                  56    Director                          1999
Bob Lee                       59    Chief Financial Officer           2000

1Harold "Hayseed" Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

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

Item 10.  Executive Compensation.


The following table shows the annual compensation paid to the officers of Ness Energy International, Inc. in 2000, all compensation reflected was paid by Hesed, Inc. an affiliate of the Company.

         Name and Principal Position                                 Salary
         ------------------------------------------------------------------
         Hayseed Stephens, President & CEO                          $60,000
         Mary Gene Stephens, Secretary/Treasurer                    $36,000
         Bob Lee, CFO and Controller                                $72,000

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

Set forth below is certain information concerning persons or firms who are known by the Company to own beneficially more than 5% of the Company's common stock and voting shares on March 31, 2001:

                    Name and address                Number of           Percent
Title of Class      of Beneficial Owner             Shares Owned       of Class
--------------      -------------------             ------------       --------
Common Stock        Hayseed Stephens Oil, Inc. 1     13,445,000          23.7%
No Par Value        4201 East I-20 Service Rd.
                    Willow Park, TX  76087

Common Stock        Hayseed Stephens1                12,847,507 2        22.6%
No Par Value        4201 East I-20 Service Rd.
                    Willow Park, TX  76087


1 Hayseed Stephens and his wife are the owners of Hayseed Stephens Oil, Inc.

2 Hayseed Stephens acquired these shares from a group of large shareholders at the same time change of control became effective.

Security Ownership of Management

The following table sets forth as of March 31, 2001 information concerning the beneficial ownership of common stock by all directors and all directors and officers of the Company as a group based on 56,729,030 shares outstanding.

                   Name and address                   Number of         Percent
Title of Class     of Beneficial Owner               Shares Owned      of Class
--------------     --------------------------        ------------      --------

Common Stock       Hayseed Stephens1                 26,292,507 2        46.3%
No Par Value       4201 East I-20 Service Rd.
                   Willow Park, TX  76087

Common Stock       Mary Gene Stephens1                    -0-             -0-
No Par Value       4201 East I-20 Service Rd.
                   Willow Park, TX  76087

Common Stock       Richard Nash                           5,000           -0-
No Par Value       245 S.E. 33rd St.
                   Paris, TX  75460

Common Stock       Bob Lee                               10,000           -0-
No Par Value       4201 East I-20 Service Rd.
                   Willow Park, TX  76087

Common Stock       Mark L. Bassham                        5,000           -0-
No Par Value       P.O. Box 456
                   Cooper, TX  75432

All directors and officers as a group (4 persons)    26,312,507          46.4%

1 Harold "Hayseed" Stephens and Mary Gene Stephens are husband and wife. There are no other family relationships between the directors and officers.

2 This amount includes the stock owned by Hayseed Stephens Oil Inc.  (13,445,000 shares).

Item 12.  Certain Relationships and Related Transactions.


In June 1999, the Company entered into a series of agreements with a company related through common ownership whereby the related party will provide the majority of the Company's management, general and administrative and facilities. The agreements were effective January 1, 1999 and provided for monthly payments of $3,350 through December 31, 2000. Effective January 1, 2000, the agreement was amended whereby the Company now rents office space from the related party and provides management and general and administrative services to the related party. The Company pays rent of $350 per month and receives $3000 per month for management and services. The amended agreement was effective through December 31, 2000.

A company related through common ownership also collects the net oil and gas revenues from the Company's properties and remits the funds to the Company. In addition, the Company has entered into an agreement with the related company whereby the Company receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002. At December 31, 2000 and 1999, the Company was owed $37,888 and $3,655, respectively and are included in accounts payable - related party.

Also included in accounts payable - related party are advances and payments made on behalf of Company by the related party and payments were made by the Company on the project in Israel on behalf of the related party. This related party owns licenses that provide for the right to drill for oil and gas in the Dead Sea area of Israel. While the Company does not own the rights in Israel, it is intended that the Company will benefit from the well to be drilled either through a business combination or some other arrangement. Discussions have been held on the method under which the Company will be involved with the project in Israel.

Ness of Texas International Inc. was organized on December 31, 1997. The Company was formed for the purpose of acquiring and developing oil and gas properties both in the United States and Israel. In January of 1998, the company sold 640,000 shares of stock at a price of $1.00 per share and in so doing relied on certain exemptions from registration under the Securities Act. This coupled with the initial issuance of shares to Hayseed Stephens, the President and CEO of the company, brought the total shares issued and outstanding to 892,200. The Board of Directors subsequently authorized and issued an additional 2,952,000 shares to Mr. Stephens and therefore the total number of issued and outstanding shares is 3,841,200. The total number of authorized shares is 200,000,000. Ness of Texas International, Inc. transferred almost all of its funds, approximately $618,000 to Hesed for use on the project in Israel.

Hesed Energy International, Inc. ("Hesed") is also an affiliate of Ness Energy International, Inc. Hesed was organized in October of 1993. On August 15, 1997, Hesed sold 696,000 shares of common stock for $1.00 per share. On April 30, 1998, Hesed offered certain "units" of common stock and warrants which, in the aggregate, consisted of 2,168,000 common shares and 720,000 warrants with each unit consisting of 27,100 shares valued at $1.85 per share and 9,000 warrants exercisable at $2.50 per share within 18 months. Hesed Energy International, Inc., ("Hesed"), was originally named Ness Energy International, Inc., but that name was changed to Hesed Energy International, Inc. by Articles of Amendments, which was filed on August 10, 1999. Those Articles also show that as of August 6, 1999, Hesed had 8,200,381 shares of common stock outstanding and has some 72 shareholders. On February 9, 1999, Hesed announced that it had acquired the "Hesed License" covering 55.3 square miles in an area at the Southwest end of the Dead Sea. In October 1999, Hesed also sold 234,650 shares of its common stock at a price of $4.00 per share.

The license is subject to a one-eight (1/8) carried royalty held by the government of Israel, and a one eighth carried royalty reserved by the original lessee which increases to a 20% carried interest on pay-out and an option by the original lessee to acquire an additional one eighth working interest by paying the proportionate share of the Authorization for Expenditures prior to the commencement of operations. On September 21, 1999, the government of Israel awarded the Metzada License to Hesed. The Metzada License covers approximately 165 square miles and is subject to a one-eight (1/8) carried royalty held by the government of Israel. The Hesed financial statements reflect a receivable from Ness Energy International, Inc. of $547,028 and a payable to Ness of Texas International, Inc. of $617,941 as of December 31, 2000.

Ness Energy International, Inc., formerly Kit Karson Corporation, completed a private placement in June of 1999 of 887,226 common shares of stock for a total price of $399,250. The offering was made to a total of five accredited investors. In October 1999, the Company had a private placement of 539,800 shares of its common stock for a total of $1,002,000. In issuing the stock the company relied on certain private placement exemptions from registration under the Securities Act. The purpose of these offerings was to provide working capital to the company so that it could continue with its projects in Israel and in the United States.

The private offerings described herein, all relied on certain exemptions from registration as separate offerings. The relationship between Ness of Texas International, Inc. ("Ness of Texas"), Hesed Energy International, Inc. ("Hesed") and Ness Energy International, Inc. ("Ness") gives rise to a question as to whether the stock sold by these companies was actually sold as three separate offerings or whether the three offerings should be combined as one offering. When offerings are integrated in such a way the combined offering must meet the requirements of an exemption or all of the securities must be registered.

If the offerings were to be integrated the exemptions from registration could be lost since the offering would have been illegally made. The investors in the offering, then could have a cause for recision of their purchase and recovery of the purchase price, interest and possibly damages. Additionally, even though it is proposed that the investors in Ness of Texas and Hesed exchange their stock for stock in Ness, receive a proper prospectus and registered securities.
Section 12 (a) (1) of the Securities Act of 1933 is a strict liability section. It provides a remedy of recision when the initial offer was illegal despite the fact that the securities were properly registered at a later date. Hesed has been served with a legal action by a stockholder for recisson of their investment. See Item 3. Legal Proceedings.

Item 13.  Exhibits and Reports on Form 8-K.


The Company filed an 8-K on April 4, 2000 announcing the resignation of Ivan Webb as Chief Financial Officer and Director of Ness Energy International, Inc.

                         NESS ENERGY INTERNATIONAL, INC.

                          AUDITED FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditor's Report - Weaver And Tidwell P.C.                     F-2

Balance Sheet for the years ended
December 31, 1999 & 2000                                                   F-3

Statements of Operations for the years ended
December 31, 1999 & 2000 and Cumulative since re-entering
Development Stage on January 1, 1998                                       F-4

Statements of Changes in Stockholders' Equity
for the years ended December 31, 1999 & 2000 and Cumulative since
re-entering Development Stage on January 1, 1998                           F-5

Statements of Cash Flow for the years ended
December 31, 1999 & 2000  and Cumulative since re-entering
Development Stage on January 1, 1998                                       F-6

Notes to Financial Statements                                              F-7

Supplemental Financial Information on Oil and Gas
Exploration, Development and Production Activities                         F-21

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Ness Energy International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NESS ENERGY INTERNATIONAL, INC.

Dated:  April 16, 2001                    /s/ Hayseed Stephens
                                        ------------------------------------
                                        Hayseed Stephens
                                        President & Chief Executive Officer


Dated:  April 16, 2001                    /s/ Bob Lee
                                        ------------------------------------
                                        Bob Lee
                                        Chief Financial Officer & Controller

                         NESS ENERGY INTERNATIONAL INC.
                          (a development stage company)

                                FINANCIAL REPORT

                                DECEMBER 31, 2000

                                 C O N T E N T S


                                                                            Page


INDEPENDENT AUDITOR'S REPORT.................................................F-2


FINANCIAL STATEMENTS

     Balance Sheets..........................................................F-3

     Statements of Operations................................................F-4

     Statements of Changes in Stockholders' Equity...........................F-5

     Statements of Cash Flows................................................F-6

     Notes to Financial Statements...........................................F-7


SUPPLEMENTARY DATA

     Supplementary Financial Information on Oil and Gas Exploration,
         Development and Production Activities (Unaudited)..................F-21

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders
Ness Energy International, Inc.
Willow Park, Texas

We have audited the accompanying balance sheets of Ness Energy International, Inc. (a development stage company) (the Company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative amounts since reentering the development stage on January 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ness Energy International, Inc. (a development stage company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and cumulative amounts since reentering the development stage on January 1, 1998, in conformity with accounting principles generally accepted in the United States of America.

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



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 14, 2001

3581


                          NESS ENERGY INTERNATIONAL, INC.
                           (a development stage company)
                                  BALANCE SHEETS
                            DECEMBER 31, 2000 AND 1999



                                                                      2000           1999
                                                                  -----------    -----------
                                      ASSETS

CURRENT ASSETS
     Cash                                                         $    50,760    $   414,692
     Investments - available for sale                                  62,500           --
                                                                  -----------    -----------

            Total current assets                                      113,260        414,692


OIL AND GAS PROPERTIES
     Oil and gas properties, unproved                                    --          114,386
     Oil and gas properties, proved                                   142,686         28,300
                                                                  -----------    -----------

                                                                      142,686        142,686
     Less accumulated depreciation and depletion                       21,033         10,911
                                                                  -----------    -----------

            Net oil and gas properties                                121,653        131,775

OTHER ASSETS
     Other fixed assets, net of accumulated
         depreciation of $17,656 and
         $5,083 for 2000 and 1999, respectively                        45,702         55,917
                                                                  -----------    -----------

                                                                       45,702         55,917
                                                                  -----------    -----------


TOTAL ASSETS                                                      $   280,615    $   602,384
                                                                  ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses                        $   204,374    $   123,171
     Accounts payable - related parties                               497,007        729,638
                                                                  -----------    -----------

             Total current liabilities                                701,381        852,809

LONG-TERM DEBT                                                        517,557           --

CONTINGENCIES                                                            --             --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000,000 shares authorized, none issued                       --             --
     Common stock, no par value,
         200,000,000 shares authorized,
         shares issued and outstanding
         2000 56,339,030; 1999 54,634,740                          7,747,1830     5,790,720
     Retained deficit prior to reentering the
         development stage January 1, 1998                         (2,630,233)    (2,630,233)
     Deficit accumulated since reentering the
         development stage January 1, 1998                         (4,926,964)    (3,382,162)
     Accumulated other comprehensive income                          (937,500)          --
     Deferred consulting                                             (190,809)       (28,750)
                                                                  -----------    -----------

         Total stockholders' equity (deficit)                        (938,323)      (250,425)
                                                                  -----------    -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                               $   280,615    $   602,384
                                                                  ===========    ===========


The Notes to Financial Statements are
    an integral part of these statements.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                            Cumulative
                                                                                              Amounts
                                                                                               Since
                                                                                            Reentering
                                                                                            Development
                                                                                               Stage
                                                                                            January 1,
                                                                2000            1999           1998
                                                           ------------    ------------    ------------
REVENUES
     Oil and gas revenues                                  $     27,019    $     21,208    $     70,528

EXPENSES
     Lease operating expenses                                     5,366           8,177          19,128
     Production taxes                                             1,982           1,584           5,160
     Compression expenses                                         2,245           3,772           9,298
     Depreciation, depletion and amortization                    22,695          10,386          38,689
     Litigation settlement                                         --              --         1,392,900
     General and administrative expenses                      1,540,358       1,889,035       3,539,446
                                                           ------------    ------------    ------------

         Total operating expenses                             1,572,646       1,912,954       5,004,621
                                                           ------------    ------------    ------------

         Operating loss                                      (1,545,627)     (1,891,746)     (4,934,093)

OTHER INCOME
     Interest income                                                825           6,304           7,129
                                                           ------------    ------------    ------------

         Loss before income taxes                            (1,544,802)     (1,885,442)     (4,926,964)

INCOME TAXES                                                       --              --              --
                                                           ------------    ------------    ------------

NET LOSS                                                   ($ 1,544,802)   ($ 1,885,442)   ($ 4,926,964)
                                                           ============    ============    ============

Net loss per weighted average share                        ($      0.03)   ($      0.04)   ($      0.09)
                                                           ============    ============    ============

Weighted average shares outstanding                          55,626,310      52,916,747      52,799,435
                                                           ============    ============    ============






The Notes to Financial Statements are
    an integral part of these statements.
                                      F-4


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                              Accumulated   Accumulated
                                                                Deficit       Deficit
                                                               Prior to        Since
                                                               Reentering    Reentering
                                                              Development   Development   Accumulated
                                         Common Stock            Stage         Stage         Other
                                  -------------------------    January 1,    January 1,  Comprehensive     Deferred
                                     Shares        Amount         1998          1998         Income       Consulting       Total
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
BALANCE,
    December 31, 1997              35,809,356   $ 2,630,233   ($2,630,233)  $      --     $      --      $      --      $      --
       Issuance of common
          stock for oil and
          gas property             14,150,000        28,300          --            --            --             --           28,300
       Net loss                          --            --            --      (1,496,720)         --             --       (1,496,720)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE,
    December 31, 1998              49,959,356     2,658,533    (2,630,233)   (1,496,720)         --             --       (1,468,420)
       Issuance of common
          common stock for:
          Future services              15,000        30,000          --            --         (30,000)          --
          Cash                      1,427,026     1,401,250          --            --            --        1,401,250
          Settlement of                  --
            lawsuit                 2,701,500     1,392,900          --            --            --        1,392,900
          Oil and gas                    --
            property                  346,719       114,386          --            --            --          114,386
          Equipment                    30,500        61,000          --            --            --           61,000
          Services                    154,639       132,651          --            --            --          132,651
       Recognition of                    --
          services performed             --
          for common stock               --            --            --            --           1,250          1,250
       Net loss                          --            --            --      (1,885,442)         --             --       (1,885,442)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE,
    December 31, 1999              54,634,740     5,790,720    (2,630,233)   (3,382,162)         --          (28,750)      (250,425)
       Issuance of common
          stock for:
          Future services             750,000       759,820          --            --            --         (759,820)          --
          Cash                        114,819       117,943          --            --            --             --          117,943
          Investment                  780,488     1,000,000          --            --            --             --        1,000,000
          Services                     58,983        78,700          --            --            --             --           78,700
       Recognition of
          services performed
          for common stock               --            --            --            --            --          597,761        597,761
       Net change in unrealized
          depreciation on
          securities available
          for sale, net of tax of
                                  $         0          --            --            --            --         (937,500)          --
       Net loss                          --            --            --      (1,544,802)         --             --
       Total comprehensive loss          --            --            --            --            --             --       (2,482,302)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE,
    December 31, 2000              56,339,030   $ 7,747,183   ($2,630,233)  ($4,926,964)  ($  937,500)   ($  190,809)   ($  938,323)
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========


The Notes to Financial Statements are
    an integral part of these statements.
                                      F-5


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                         Cumulative
                                                                                          Amounts
                                                                                           Since
                                                                                         Reentering
                                                                                        Development
                                                                                            Stage
                                                                                         January 1,
                                                              2000           1999           1998
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             ($1,544,802)   ($1,885,442)   ($4,926,964)
     Adjustments to reconcile net loss
        to net cash used in operating activities
           Depreciation, depletion, and amortization           22,695         10,386         38,689
           Recognition of services performed for stock        597,761          1,250        599,011
           Stock issued for services                           78,700        132,651        211,351
           Change in operating assets and liabilities:
              Accrued expenses                                 81,203        123,171      1,597,274
              Accounts payable - related party               (232,631)       627,074        497,007
                                                          -----------    -----------    -----------

              Net cash used in operating activities          (997,074)      (990,910)    (1,983,632)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                      (2,358)          --           (2,358)
                                                          -----------    -----------    -----------

              Net cash used in investing activities            (2,358)          --           (2,358)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds on debt - related party                         517,557           --          517,557
     Cash received from sale of common stock                  117,943      1,401,250      1,519,193
                                                          -----------    -----------    -----------

              Net cash provided by financing activities       635,500      1,401,250      2,036,750
                                                          -----------    -----------    -----------

              Net change in cash                             (363,932)       410,340         50,760

CASH, beginning of period                                     414,692          4,352           --
                                                          -----------    -----------    -----------

CASH, end of period                                       $    50,760    $   414,692    $    50,760
                                                          ===========    ===========    ===========


The Notes to Financial Statements are
    an integral part of these statements.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.   NATURE OF BUSINESS, ORGANIZATION
          AND BASIS OF PRESENTATION

       Ness Energy International, Inc. (the Company), a Washington corporation, has been involved in the exploration and development of oil and gas reserves. The Company's main businesses of energy and real estate were essentially abandoned by late 1985 due to insufficient operations and capital to support ongoing cash requirements. Between 1985 and 1996 there were no filings with the SEC. An agreement was reached in late 1997 for a change in management control of the Company (Note 11) and the required filings were filed to allow the stock to resume trading. Effective July 6, 2000, the Company changed its name to Ness Energy International, Inc.

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

       Management plans to raise capital through the private placement of company stock, debt, and, eventually, through public offerings. Management intends to use the proceeds from debt or any equity sales to further develop oil and gas reserves in the United States and in selected foreign countries. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations.

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Investments in Securities

       The Company has adopted Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. In accordance with Statement No. 115, the Company's investments in securities are classified as follows:

              Trading Securities - Investments in debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

              Securities to be Held to Maturity - Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

              Securities Available for Sale - Securities available for sale consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. All of the Company's investments in securities are classified as available for sale.

       Unrealized holding gains and losses on securities available for sale are reported as a net amount in accumulated other comprehensive income in stockholders' equity until realized.

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

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Oil and Gas Property and Equipment - continued

       All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During 2000, $114,386 of unproved property was impaired and added to the capitalized costs.

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

     Other Fixed Assets

       Other fixed assets include an automobile being depreciated over a life of 5 years on the straight-line basis and furniture and equipment being depreciated over a life of 3 to 5 years on the straight-line basis.

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



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

       Depletion was calculated based on engineers estimates of reserves and the unproved property was evaluated based on the future potential. It is reasonably possible that these estimates may change materially in the near term.

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Financial Instruments

       Financial instruments consist principally of cash, investments, accounts payable, accounts payable - related party and notes payable - related party. Recorded values approximate fair values due to the short maturities of these instruments. In addition, the interest rate on the notes payable - related party fluctuates with the prevailing prime rate.

     Concentrations of Credit Risk

       The Company regularly maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Reclassification

       Certain reclassifications have been made to the 1999 financial statements
       to  conform  with  the  2000  financial  statement   presentation.   Such
       reclassifications had no effect on income.

     New Pronouncement

       During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date of January 1, 2000. During 1999, the FASB postponed the required adoption date of SFAS No. 133 until January 1, 2001. In addition, during 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging
       Activities" which amends the requirements of SFAS No. 133. These standards require that all derivative financial instruments be recorded on the balance sheet at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. It is not believed that the adoption of SFAS No. 133 will have a significant impact on the Company's financial statements.

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.   INVESTMENTS IN MARKETABLE SECURITIES

       Equity securities with a fair value of $62,500 held by the Company are concentrated in the common stock of one company. At December 31, 2000, the investment has an unrealized loss of $937,500.

       The Company had no sales of investments during 2000.

       The Company did not have any investments as of or during the year ended December 31, 1999.


NOTE 4.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2000:

         Unsecured note payable  to  the  Company's  majority
         shareholder bearing interest at prime plus 2% (11.5%
         at December 31, 2000). Subsequent to year  end,  the
         date interest and principal are due was  amended  to
         June 2002.                                                  $277,057

         Unsecured  note  payable  to   a   company   related
         through common ownership bearing interest  at  prime
         plus 2% (11.5% at December  31,  2000).   Subsequent
         to year end, the date interest and principal are due
         was amended to September 2002.                               240,500
                                                                     --------

                                                                     $517,557

       Included in accounts payable and accrued expenses is $17,185 of accrued interest due at December 31, 2000 on the above notes. In addition, interest expense on the related party notes of $17,185 is included in general and administrative expenses.


NOTE 5.   RELATED PARTY TRANSACTIONS

       In June 1999, the Company entered into a series of agreements with a company related through common ownership whereby the related party will provide the majority of the Company's management, general and administrative services and

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5.   RELATED PARTY TRANSACTIONS - continued

       facilities. The agreements were effective January 1, 1999 and provided for monthly payments of $3,350 through December 31, 2000. Effective January 1, 2000, the agreement was amended whereby the Company now rents office space from the related party and provides management and general and administrative services to the related party. The Company pays rent of $350 per month and receives $3,000 per month for the management and general and administrative services. The amounts received are recorded as a reduction of general and administrative expenses in the accompanying financial statements. The amended agreement was effective through December 31, 2000.

       A company related through common ownership also collects the net oil and gas revenues from the Company's properties and remits the funds to the Company. In addition, the Company has entered into an agreement with the related company whereby the Company receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002. At December 31, 2000 and 1999, the Company was owed $37,888 and $3,655, respectively and are included in accounts payable - related party.

       Also included in accounts payable - related party are advances and payments made on behalf of the Company by the related party. This related party owns two licenses that provide for the right to drill for oil and gas in the Dead Sea area of Israel. While the Company does not own the rights in Israel, it is intended that the Company will benefit from the well to be drilled either through a business combination or some other arrangement. Discussions have been held on the method under which the Company will be involved with the project in Israel.


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

       No interest or taxes were paid during the years ended December 31, 2000 or 1999.

       Noncash investing and financing activities for the years ended December 31, 2000 and 1999 are as follows:

              In March 1999, the Company issued 15,150 shares of its common stock as a stock bonus. Compensation was recorded based on the average stock price during the period of service.

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION - continued

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

              In June 2000, the Company issued 11,725 shares for advertising services. The stock value of $12,950 was based on the daily avearge of the high and low prices during the months the services were performed.

              In July 2000, the Company issued 250,000 of its common stock for professional services to be rendered over a period of time. Deferred consulting of $207,050 was recorded based on quoted prices on date of authorization.

                        NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION - continued

              In September 2000, the Company issued 50,000 of its common stock for professional services to be rendered over a period of time. Deferred consulting of $68,000 was recorded based on quoted prices on date of authorization.

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

              In October 2000, the Company issued 100,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $101,565 was recorded based on quoted prices on the date of the agreement.

              In November 2000, the Company issued 150,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $134,775 was recorded based on quoted prices on the date of the agreements.


NOTE 7.   INCOME TAXES

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

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 7.   INCOME TAXES - continued

     A reconciliation of statutory tax rates to the Company's effective tax rates follows:

                                                       2000           1999
                                                    ----------     ----------

         Benefit at statutory rates                 (     34%)     (     34%)
         Losses not providing benefits                    34             34
                                                    ----------     ----------

         Effective rate                                - 0 -%         - 0 -%
                                                    ==========     ==========

     The deferred tax assets are comprised primarily of the Company's net operating loss carryforwards.

                                                        2000           1999
                                                    -----------    -----------

         Net operating loss carryforward            $ 1,228,207    $   713,044
         Other                                           27,334         19,762
         Less valuation allowance                    (1,255,541)      (732,806)
                                                    -----------    -----------

         Net deferred tax asset                     $      --      $      --
                                                    ===========    ===========

     The Company's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

         Year Expiring
         -------------

              2011                                                 $       977
              2012                                                       1,549
              2018                                                     103,820
              2019                                                   1,990,843
              2020                                                   1,544,802

     The net changes in the valuation allowance during 2000 and 1999 are as follows:

                                                        2000           1999
                                                    -----------    -----------
         Balance at beginning of year                 ($732,806)     ($509,744)
         Balance at end of year                      (1,255,541)      (732,806)
                                                    -----------    -----------

         Net change                                   ($522,735)     ($223,062)
                                                    ===========    ===========


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 8.  STOCKHOLDERS' EQUITY

     On March 6, 1998, the Company's Certificate of Incorporation was amended to authorize the issuance of 10,000,000 shares of preferred stock and to increase the number of shares of the Company's Common Stock authorized for issuance by 150,000,000 shares to a total of 200,000,000.

     Information regarding the Company's stock issuances from the date the Company reentered the development stage is as follows:

                         Value
  Date     Number of     Per
 Issued     Shares       Share       Consideration Received           Basis for Valuation
--------   ----------   ------    ----------------------------     ------------------------------
01/01/98   14,150,000   $0.002    Oil and gas working interest     Other common stock
                                                                        purchase transactions
                                                                        by Hayseed Stephens
                                                                        in January 1998

03/25/99       15,150    0.33     Services provided                Average stock price
                                                                        during period
                                                                        of service

03/25/99    2,602,500    0.52     Lawsuit settlement               Stock price on settlement
                                                                        date in 1998

05/14/99      104,315    0.52     Oil and gas working interest     Stock price on date
                                                                        of purchase

06/01/99       99,000    0.52     Lawsuit settlement               Stock price on settlement
                                                                        date in 1998

06/04/99      242,404    0.25     Oil and gas lease                Stock price based on date
                                                                        of agreement in 1998

06/07/99      625,001    0.45     Cash

06/24/99      262,225    0.45     Cash

08/05/99       53,410    0.44     Promotional material             Stock price at date
                                                                        of agreement

09/01/99       30,500    2.00     Automobile                       Stock price of common stock
                                                                        in private offering

09/01/99       30,500    2.00     Cash

09/01/99       20,000    1.75     Cash

11/30/99        1,000    1.20     Services provided                Closing stock price on date of
                                                                        authorization by Board
                                                                        of Directors





                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 8.  STOCKHOLDERS' EQUITY - continued


                         Value
  Date     Number of     Per
 Issued     Shares       Share       Consideration Received           Basis for Valuation
--------   ----------   ------    ----------------------------     ------------------------------

11/30/99        5,079    1.32     Services provided                Average stock price during
                                                                        period of service

11/30/99       80,000    1.20     Marketing activities in Israel   Closing stock price on date of
                                                                     authorization by Board
                                                                     of Directors

12/01/99      332,500    2.00     Cash

12/17/99       15,000    2.00     Future consulting services       Stock price of common stock
                                    over twenty four months          in private offering

12/31/99      156,800    2.00     Cash

03/21/00      200,000    1.24     Future consulting services       Average stock price on day
                                                                     of agreement

03/24/00      780,488    1.28     1,000,000 common shares          Closing stock price on day of
                                     of Restaurant Teams Int'l       agreement
                                     Inc.

03/31/00       40,000    1.45     Services provided                Closing stock price on date of
                                                                     authorization by Board
                                                                     of Directors

06/30/00       11,725    1.23     Services provided                Average stock price during
                                                                     period of service

07/01/00      250,000    0.83     Future consulting services       Average stock price on date
                                                                     of agreement

09/06/00       50,000    1.36     Future consulting services       Average stock price on date
                                                                     of agreement

09/20/00       24,256    1.15     Cash

09/25/00       21,154    1.18     Cash

09/30/00        3,472    1.13     Services provided                Average stock price during
                                                                     period of service

09/30/00        3,786    0.98     Services provided                Average stock price during
                                                                     period of service




                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 8.  STOCKHOLDERS' EQUITY - continued

                         Value
  Date     Number of     Per
 Issued     Shares       Share       Consideration Received           Basis for Valuation
--------   ----------   ------    ----------------------------     ------------------------------

10/10/00        6,154    0.81     Cash

10/10/00      100,000    1.02     Future consulting services       Average stock price on date
                                    over six months                  of issuance

10/12/00        7,560    0.93     Cash

10/13/00       11,111    0.90     Cash

11/14/00       23,000    1.00     Cash

11/16/00        5,000    1.00     Cash

11/20/00        5,714    0.88     Cash

11/21/00      150,000    0.90     Future consulting services       Average stock price on date
                                                                     of issuance

12/15/00       10,870    0.92     Cash


     Since the Company reentered the development stage, 765,000 shares of its common shares have been issued for consulting services. The agreements provide for services to be performed over a fixed time period or for a specific dollar amount based on the price for which the shares can be sold. The shares issued were valued at the stock prices at the time of the agreements. The value of the stock issued has been recorded as deferred consulting in shareholders equity and is being recognized as an expense over the time period of the services rendered.


NOTE 9.   COMMITMENTS AND CONTINGENCIES

     At December 31, 2000, the Company was party to two lawsuits. One is filed by a party who claimed that they were due a commission on a rig transaction. Plaintiffs seek $325,000 plus attorney fees. The other is filed by a shareholder of an affiliated company, but the Company is also named as a defendant. Management intends to actively assert its legal defenses and believes Plaintiffs are not entitled to any remedy from the Company.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 9.   COMMITMENTS AND CONTINGENCIES - continued

     In 1999, the Company entered into a contract to purchase a drilling rig to be used in the Israeli drilling project. The contract called for a total purchase price of $2,450,000. In addition, the Company entered into a contract that provided for the refurbishment and mobilization of the rig for $2,200,000. As of December 31, 1999, the Company had expended $1,229,000 under the contracts but was in default as the balance on the rig contract was due January 15, 2000. These costs were recorded as an expense in 1999. There were no additional payments made on the contracts during 2000. Management is currently negotiating the completion of the contract and believes that the purchase will be completed.


NOTE 10.   MAJOR CUSTOMERS

     The Company sells gas and natural gas liquids to one purchaser. However, management believes the competitive nature of the field and available marketing alternatives do not make the Company dependent on any single purchaser.


NOTE 11.   CHANGE IN CONTROL

     During the last quarter of 1997, an agreement was reached and consummated between the Company and Hayseed Stephens, which effectively transferred operating control of the Company to him. All remaining assets of the Company were transferred to its former president.

     The Company filed the require documents with the Securities and Exchange Commission to allow its stock to resume trading on the NASD Bulletin Board in February 1999.

                              FINANCIAL STATEMENTS

                               SUPPLEMENTARY DATA


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                   (unaudited)



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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:
                                                                Petroleum    Natural
                                                                 Liquids       Gas
                                                                  (Bbls)      (Mcf)
                                                                ---------   ---------

    December 31, 2000 - proved developed reserves                     -       119,090
    December 31, 2000 - proved reserves                               -       259,900

    December 31, 1999 - proved developed reserves                     -       100,834
    December 31, 1999 - proved reserves                               -       242,250

The Company did not have any proved reserves prior to 1998.

                                                                Petroleum    Natural
                                                                 Liquids       Gas
                                                                  (Bbls)      (Mcf)
                                                                ---------   ---------

    Reserves at December 31, 1998                                     -       252,100
       Revisions of previous estimates                                -         1,803
       Production                                                     -       (11,653)
                                                                ---------   ---------

    Reserves at December 31, 1999                                     -       242,250
       Revisions of previous estimates                                -        25,945
       Production                                                     -        (8,295)
                                                                ---------   ---------

    Reserves at December 31, 2000                                     -       259,900
                                                                =========   =========


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                   (unaudited)



The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2000 and 1999 is as follows:

                                                           2000         1999
                                                        ----------   ----------

     Future cash inflows                                $1,353,400   $  432,805
     Future development and production costs              (572,960)    (270,016)
     Future income tax expense                                -            -
                                                        ----------   ----------

     Future net cash flows                                 780,440      162,789
     10% annual discount                                   374,730       57,334
                                                        ----------   ----------

     Standardized measure of
       discounted future cash flows                     $  405,710   $  105,455
                                                        ==========   ==========

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2000 and 1999 are as follows:
                                                           2000         1999
                                                        ----------   ----------

     Change in sales price and production costs         $  336,246   $   35,518
     Change in estimated future development costs          (46,746)        -
     Sales of oil and gas, net of production costs         (17,426)      (7,675)
     Accretion of discount                                  10,546        7,056
     Net change due to revision in quantity estimates       46,590         -
     Other                                                 (28,955)        -
                                                        ----------   ----------

                                                        $  300,255   $   34,899
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



The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, is as follows:

                                                           2000         1999
                                                        ----------   ----------

    Unproved properties                                 $     -      $  114,386
    Proved properties                                      142,686       28,300
    Accumulated depletion and depreciation                 (21,033)     (10,911)
                                                        ----------   ----------

       Net capitalized costs                            $  121,653   $  131,775
                                                        ==========   ==========

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the years ended December 31, 2000 and 1999 are as follows:

                                                           2000         1999
                                                        ----------   ----------

       Property acquisition costs                       $  114,386   $     -
       Exploration and development costs                      -            -
                                                        ----------   ----------

       Total                                            $  114,386   $     -
                                                        ==========   ==========

Results of oil and gas operations in the aggregate for the years ended December 31, are as follows:

                                                           2000         1999
                                                        ----------   ----------

    Revenues                                            $   27,019   $   21,208
    Compression expense                                     (2,245)      (3,772)
    Production costs                                        (7,348)      (9,761)
    Exploration expense                                       -            -
    Depreciation and depletion                             (10,122)      (5,303)
    Income taxes                                              -            -
                                                        ----------   ----------

     Net oil and gas income                             $    7,304   $    2,372
                                                        ==========   ==========