Form 10QSB/A
period 2000-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2001-05-21
CIK 353634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                  FORM 10-QSB/A
                                Second Amendment

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2000

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

As of May 15, 2000 the Registrant had outstanding 55,874,740 shares of its common stock with no par value.


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

Other comprehensive income, net of tax
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

Note 1.    Unaudited Information

           The balance sheet as of March 31, 1999 and the statements of operations for the three month periods ended March 31, 1999 and March 31, 2000 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2000 and the results of operations for the three months periods ended March 31, 1999 and March 31, 2000.

Note 2.    Basis of Presentation

           The condensed financial statements of Ness Energy International, Inc. (the "Company") as of March 31, 1999 and March 31, 2000 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements at December 31, 1999 contained in the Form 10-KSB filed on May 19, 2000. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

Note 3.    Earnings (Loss) per share

           Basic earnings (loss) per share (EPS) are calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilution is not assumed to occur when the effect would be anti-dilutive (e.g., reduced loss per share).

Note 4.    Investments in Securities

           Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

           Gains and losses on the sale of securities available for sale are determined using the specific identification method.

           The amortized cost and market values of investment securities available for sale at March 31, 2000 was:

                  Market value                   $  875,000
                  Amortized cost                  1,000,000
                                                 ----------

                  Unrealized Loss                $  125,000
                                                 ----------

           As of December 31, 1999, the Company did not own any securities. In addition, the Company did not sell any securities during the three months ended March 31, 2000.

           The Company had no investment securities classified as trading or held to maturity at March 31, 2000.


Note 5.    NONCASH INVESTING AND FINANCING ACTIVITIES:

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

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the newness of the Company, the need for additional capital and additional financing, government regulation, insurance claims and the ability of the Company to meet its stated business goals. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

      The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Prior to October 1997, the Company had been dormant for approximately twelve years. On October 8, 1997 management entered into an agreement whereby Hayseed Stephens would take over operations and control of the Company in exchange for oil and gas properties. This was approved by the board of directors of Kit Karson Corporation and change of control occurred on December 22, 1997. In July 1999, the Company changed its name from Kit Karson Corporation to Ness Energy International, Inc. (Ness).

The Company plan of operation is the exploration and development of oil and natural gas primarily in Israel, but also in Texas. Ness is in the developmental stage and is working on a public offering to submit to the Securities and Exchange Commission, which would raise the capital needed to begin extensive exploration.

Liquidity and Capital Resources

During 1999, the Company made private placements totaling $1,401,250 for the issuance of 1,427,026 restricted shares of its common stock. This capital is funding current operations. During the three months ended March 31, 2000, Ness issued 40,000 shares of its common stock for services performed and 200,000 shares of its common stock for future consulting services. Also in the first quarter of 2000, the Company traded 780,488 shares of its common stock for one million shares of common stock of a marketable security; both valued at $1,000,000.


Results of Operations

Comparison of the three month period ended March 31, 1999 and March 31, 2000.

      Revenues. Operating revenues for three month period ended March 31, 1999 were $5,124 with an operating loss of $21,184.

Operating revenues for three month period ended March 31, 2000 were $4,382 a 14% decrease from 1999, with an operating loss of $244,654. The 14% decrease in revenues over 1999 is attributed to a slight reduction in gas production.

      Costs and Expenses. Costs and expenses for the three month period ended March 31, 2000 increased by $2328 or 55% to $6,527 as compared to $4,199 for the corresponding period ended March 31, 1999. This was primarily due to higher equipment depreciation expense. General and Administrative Costs in 2000 increased by 1007% to $242,509 as compared to $22,109 for the same three month period in 1999 due primarily to costs associated with the Israeli project.

      Net Income (Loss). The Company had a net loss for the three month period ended March 31, 2000 of $244,537 compared to net loss of $21,184 for the same period in 1999, representing ($.01) and ($.00) per share, respectively. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, or (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 had no effect on the Company's financial statements.

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

                                      NESS ENERGY INTERNATIONAL, INC.



                                      By:     /s/Hayseed Stephens
                                           -----------------------------------
                                           Hayseed Stephens
                                           President & Chief Executive Officer



Dated:  May 16, 2001