Form 10QSB
period 2001-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2001-05-21
CIK 353634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001

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

As of May 17, 2001 the Registrant had outstanding 56,729,030 shares of its common stock with no par value.


                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The  financial  statements  included  herein  have been  prepared by Ness Energy
International, Inc., formerly known as Kit Karson Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the notes thereto included in Ness Energy International Inc.'s SEC Form
10-KSB for the period ended December 31, 2000.


                            NESS ENERGY INTERNATIONAL, INC.
                             (A Development Stage Company)
                                     BALANCE SHEETS


                                                                          3/31/2001      12/31/2000
                                                                         -----------    -----------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash                                                                $    16,279    $    50,760
     Investments - available for sale                                         46,900         62,500
                                                                         -----------    -----------

            Total current assets                                              63,179        113,260

PROPERTY AND EQUIPMENT
     Oil and gas properties, unproved                                           --             --
     Oil and gas properties, proved                                          142,686        142,686
     Less accumulated depreciation and depletion                              23,004         21,033
                                                                         -----------    -----------

         Total oil and gas properties                                        119,682        121,653
                                                                         -----------    -----------

OTHER ASSETS
     Fixed assets, net of accumulated depreciation of $20,879 and
         $17,656 at March 31, 2001 and December 31, 2000, respectively        42,480         45,702
                                                                         -----------    -----------

                                                                              42,480         45,702
                                                                         -----------    -----------

TOTAL ASSETS                                                             $   225,341    $   280,615
                                                                         ===========    ===========




                    LIABILITIES AND STOKCHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses                               $   126,936    $   204,374
     Accounts payable - related party                                        387,448        497,007
                                                                         -----------    -----------

            Total current liabilities                                        514,384        701,381

     LONG TERM DEBT                                                          781,257        517,557

TOTAL LIABILITIES                                                          1,295,641      1,218,938

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000 shares authorized, none issued                                  --             --
     Common stock, no par; 200,000,000 shares authorized;
         56,339,030 shares issued and outstanding 12/31/00
         56,729,030 shares issued and outstandIng 3/31/01                  8,069,109      7,747,183
     Retained deficit prior to reentering
         development stage - January 1, 1998                              (2,630,233)    (2,630,233)
     Deficit accumulated since reentering
         development stage - January 1, 1998                              (5,400,035)    (4,926,964)
     Deferred consulting                                                    (156,041)      (190,809)
     Accumulated other comprehensive income                                 (953,100)      (937,500)
                                                                         -----------    -----------

            Total stockholders' equity (deficit)                          (1,070,300)      (938,323)
                                                                         -----------    -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                      $   225,341    $   280,615
                                                                         ===========    ===========


See accompanying notes to these condensed financial statements.


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                Cumulative
                                                                                  Amounts
                                                                                   Since
                                                                                Reentering
                                                                                Development
                                                     Three Months Ended            Stage
                                                          March 31,             January 1,
                                                    2001            2000            1998
                                               ------------    ------------    ------------
REVENUES
     Oil and gas revenues                      $      9,810    $      4,382    $     80,338

EXPENSES
     Lease operating expenses                         1,081           1,174          20,209
     Production taxes                                   736             335           5,896
     Compression expenses                               119             642           9,417
     Depreciation and depletion                       5,193           4,376          43,882
     Litigation settlement                             --              --         1,392,900
     General and administrative                     458,350         242,509       3,980,611
                                               ------------    ------------    ------------

         Total operating expenses                   465,479         249,036       5,452,915
                                               ------------    ------------    ------------

Operating income (loss)                            (455,669)       (244,654)     (5,372,577)

Interest expense                                    (17,570)           --           (34,755)
Other income                                            168             117           7,297
                                               ------------    ------------    ------------

         Net gain (loss) before income taxes       (473,071)       (244,537)     (5,400,035)

         Income tax benefit                            --              --              --
                                               ------------    ------------    ------------

NET LOSS                                       ($   473,071)   ($   244,537)   ($ 5,400,035)

Other comprehensive income, net of tax
     Unrealized losses on investments          ($    15,600)   ($   125,000)   ($   953,100)
                                               ------------    ------------    ------------

Comprehensive loss                             ($   488,671)   ($   369,537)   ($ 6,353,135)
                                               ============    ============    ============

Net loss per weighted average share            $      (0.01)   $      (0.00)   $      (0.10)
                                               ============    ============    ============

Weighted average shares outstanding              56,582,821      54,758,096      53,089,728
                                               ============    ============    ============


See accompanying notes to these condensed financial statements.


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                    Cumulative
                                                                                     Amounts
                                                                                      Since
                                                                                    Reentering
                                                                                   Development
                                                                                      Stage
                                                                                    January 1,
                                                         2001           2000           1998
                                                     -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                ($  298,181)   ($  280,303)   $(2,281,813)

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of other fixed assets                     --             --           (2,358)
                                                     -----------    -----------    -----------

             Cash used in investing activities              --             --           (2,358)

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from borrowings - related party        263,700           --          781,257
         Proceeds from issuance of common stock             --             --        1,519,193
                                                     -----------    -----------    -----------
             Cash provided by financing activities       263,700           --        2,300,450

         Change in cash for period                       (34,481)      (280,303)        16,279

CASH, BEGINNING OF PERIOD                                 50,760        414,692           --
                                                     -----------    -----------    -----------

CASH, END OF PERIOD                                  $    16,279    $   134,389    $    16,279
                                                     ===========    ===========    ===========





See accompanying notes to these condensed financial statements.


                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                                                              Accumulated   Accumulated
                                                                Deficit       Deficit
                                                               Prior to        Since
                                                              Reentering    Reentering
                                                              Development   Development   Accumulated
                                          Common Stock           Stage         Stage         Other
                                    -----------------------   January 1,    January 1,   Comprehensive   Deferred
                                      Shares       Amount        1998          1998         Income      Consulting
                                    ----------   ----------   ----------    ----------    ----------    ----------
BALANCE,
     December 31, 1997              35,809,356   $2,630,233   (2,630,233)         --            --            --
        Issuance of common
            stock                   20,529,674    5,116,950         --            --            --        (789,820)
        Recognition of
            services performed
            for common stock              --           --           --            --            --         599,011
        Net loss                          --           --           --      (4,926,964)     (937,500)         --
                                    ----------   ----------   ----------    ----------    ----------    ----------

BALANCE,
      December 31, 2000             56,339,030    7,747,183   (2,630,233)   (4,926,964)     (937,500)     (190,809)
         Issuance of common
             stock for employee
             bonuses                    85,000       80,394         --            --            --            --
         Issuance of common
             stock for future
             services                  250,000      194,930         --            --            --        (194,930)
         Issuance of common
             stock for services         55,000       46,602         --            --            --            --
         Recognition of
             services performed
             for common stock             --           --           --            --            --         229,698
         Net depreciation of
             securities available
             for sale                     --           --           --            --         (15,600)         --
         Net loss                         --           --           --        (473,071)         --            --
                                    ----------   ----------   ----------    ----------    ----------    ----------
BALANCE,
      March 31, 2001                56,729,030    8,069,109   (2,630,233)   (5,400,035)     (953,100)     (156,041)
                                    ==========   ==========   ==========    ==========    ==========    ==========





See accompanying notes to these condensed financial statements.

Note 1.    Unaudited Information

           The balance sheet as of March 31, 2001 and the statements of operations for the three month periods ended March 31, 2000 and March 31, 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2001 and the results of operations for the three months periods ended March 31, 2000 and March 31, 2001.

Note 2.    Basis of Presentation

           The condensed financial statements of Ness Energy International, Inc. (the "Company") as of March 31, 2000 and March 31, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements at December 31, 1999 contained in the Form 10-KSB filed on April 16, 2001. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

           Gains and losses on the sale of securities available for sale are determined using the specific identification method.

           The amortized cost and market values of investment securities available for sale at March 31, 2001 was:

                  Market value                           $   46,900
                  Amortized cost                          1,000,000
                                                         ----------

                  Unrealized Loss                        $  953,100
                                                         ----------

           The Company did not sell any securities during the three months ended March 31, 2001.

           The Company had no investment securities classified as trading or held to maturity at March 31, 2001.


Note 5.    Long Term Debt

           The company has notes payable at March 31, 2001 as follows:
           Payable to:              Hayseed Stephens
             Note 1
           Amount:                          $300,000
           Outstanding Balance              $277,057
           Accrued Interest:                $ 20,042
           Interest Rate:           Prime Rate +2%
           Due Date:                June 6, 2002
           Collateral               Unsecured


           Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the company to use for operations. Subsequent to March 31, 2001, the date principal and interest are due was changed to July 1, 2002.

           Payable to:              Hayseed Stephens Oil, Inc. (HSOI)
             Note 2
           Amount:                          $600,000
           Outstanding Balance              $504,200
           Accrued Interest                 $  14,172
           Interest Rate:           Prime Rate +2%
           Due Date:                September 15, 2002
           Collateral               Unsecured

           HSOI sold some of the Ness Energy stock that it owns and loaned the proceeds to the Company to use for operations. Subsequent to March 31, 2001, the amount available to the Company was increased to $1,000,000.

Note 6.    NONCASH INVESTING AND FINANCING ACTIVITIES:

           Noncash investing and financing activities for the three months ended March 31, 2001 are as follows:

           In January 2001, the Company issued 85,000 shares of its common stock as a bonus to employees that had been accrued at December 31, 2000. Compensation was recorded based on the average stock price on the date the bonus was approved.

           In January 2001, the Company issued 150,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $130,080 was recorded based on the average stock price on the date of issuance.

           In January 2001, the Company issued 50,000 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance.

           In March 2001, the Company issued 5,000 shares of its common stock as a charitable donation. The stock value of $3,243 was based on the daily average stock price on the date of issuance.

           In March 2001, the Company issued 100,000 of its common stock for professional services to be rendered over a period of time. Deferred consulting of $64,850 was recorded based on quoted prices on the average stock price on the date of issuance.

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

           This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, the need for additional capital, additional financing and government regulations. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Ness is in the development stage and is continuing with its plan of exploration for and development of oil and natural gas in Texas, but primarily in Israel and to achieve profitable operations. The current plan is to re-enter the Har Sedom #1 in the Hesed License area as soon as the funds are raised. This license is at the southwest end of the Dead Sea in Israel and is owned by a related company. Ness will be the operator on the wells.

A seismic study funded by Ness in the Hesed License area is currently in progress and is near completion. Management is actively pursuing the combining of the Company with related companies, Hesed Energy International, Inc. and Ness of Texas as they have common objectives and common control.


Liquidity and Capital Resources

The Company has a 25% working interest in gas wells in Parker County, Texas. Revenue is limited to a small amount due to a low volume produced in these wells. In the quarter ended March 31, 2001, Ness utilized the issuance of 55,000 of its common stock for service performed and the issuance of 250,000 shares of its common stock for future services. In this same period, capital of $263,700 was received through a loan from a related party. (See Financial Statement footnote No. 5) During the development stage, the Company is dependent on stock sales, direct investment in the leases and acquiring loans to fund operations.

During 2000, the Company filed an application with the Securities and Exchange Commission (SEC) of a Form SB-2 Registration Statement and amended this registration in early May 2001. This registration is for the sale of 45,000,000 shares of common stock and each share includes a warrant of one-half share at a fixed price exercisable for up to eighteen months. This application process is in the second phase with the Company clarifying and answering questions posed by the SEC. The capital raised from this registration would be used to fund exploration for oil and natural gas.

Results of Operations

Comparison of the three month period ended March 31, 2000 and March 31, 2001.

           Revenues. Operating revenues for three month period ended March 31, 2000 were $4,382 with an operating loss of $244,654.

Operating revenues for three month period ended March 31, 2001 were $9,810 a 124% increase from 2000, with an operating loss of $455,669. The 124% increase in revenues over 2000 is attributed to an increase in natural gas prices.

           Costs and Expenses. Costs and expenses for the three month period ended March 31, 2001 increased by $602 or 1% to $7,129 as compared to $6,527 for the corresponding period ended March 31, 2000. This was primarily due to higher equipment depreciation expense. General and Administrative Costs in 2001 increased by 89% to $458,350 as compared to $242,509 for the same three month period in 2000 due primarily to costs associated with the Israel project and expenses related to the SB-2 Registration Application filed with the SEC. (See Liquidity and Capital Resources above)

           Net Income (Loss). The Company had a net loss for the three month period ended March 31, 2001 of $473,071 compared to net loss of $244,537 for the same period in 2000, representing ($.01) and ($.00) per share, respectively. This increase of $228,534 is due to the reasons stated in Revenues and Costs and Expenses above and interest expense on the long term debt incurred in 2001. (See Financial Statement Note No. 5)

Recent Accounting Pronouncements

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

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings:
                  ------------------

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

           In December 2000, the Company was included in a lawsuit filed in the U.S. District for the Southern District of Texas. The Plaintiff demands the return of a $200,000 investment in common stock of a related company and other compensation. The Plaintiff is an investor in Hesed and not in Ness. Management believes that the Plaintiff does not have a cause of action against the Company and is actively defending this claim.


Item 2.           Changes in Securities:
                  ----------------------

                  Not Applicable


Item 3.           Defaults upon Senior Securities:
                  --------------------------------

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



Dated:  May 21, 2001