Form 10QSB
period 2001-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2001-08-20
CIK 353634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

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


                                                  X  YES             X  NO
                                                 ---                ---

Indicate the number of shares outstanding of each issuer's classes of common stock as of the latest practicable date:

As of August 17, 2001 the Registrant had outstanding 57,129,030 shares of its common stock with no par value.

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


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                         6/30/2001     12/31/2000
                                                                        -----------    -----------
                                     ASSETS

CURRENT ASSETS
     Cash                                                               $    74,063    $    50,760
     Investments - available for sale                                          --           62,500
                                                                        -----------    -----------

            Total current assets                                             74,063        113,260

PROPERTY AND EQUIPMENT
     Oil and gas properties, unproved                                          --             --
     Oil and gas properties, proved                                         142,686        142,686
     Less accumulated depreciation and depletion                             24,974         21,033
                                                                        -----------    -----------

         Total oil and gas properties                                       117,712        121,653
                                                                        -----------    -----------

OTHER ASSETS
     Fixed assets, net of accumulated depreciation of $24,102 and
         $17,656 at June 30, 2001 and December 31, 2000, respectively        39,256         45,702
                                                                        -----------    -----------

                                                                             39,256         45,702
                                                                        -----------    -----------

TOTAL ASSETS                                                            $   231,031    $   280,615
                                                                        ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses                              $    65,785    $   187,189
     Accounts payable - related party                                       315,009        497,007
                                                                        -----------    -----------

            Total current liabilities                                       380,794        684,196

     NOTE PAYABLE - RELATED PARTY                                         1,189,497        534,742

     CONTINGENCIES                                                             --             --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000 shares authorized, none issued                                 --             --
     Common stock, no par; 200,000,000 shares authorized;
         56,339,030 shares issued and outstanding 12/31/00
         57,129,030 shares issued and outstandIng 6/30/01                 8,645,109      7,747,183
     Retained deficit prior to reentering
         development stage - January 1, 1998                             (2,630,233)    (2,630,233)
     Deficit accumulated since reentering
         development stage - January 1, 1998                             (7,065,170)    (4,926,964)
     Deferred consulting                                                   (288,966)      (937,500)
     Accumulated other comprehensive income                                    --         (190,809)
                                                                        -----------    -----------

            Total stockholders' equity (deficit)                         (1,339,260)      (938,323)
                                                                        -----------    -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                     $   231,031    $   280,615
                                                                        ===========    ===========


See accompanying notes to these condensed financial statements.


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                                                                Cumulative
                                                                                                                 Amounts
                                                                                                                  Since
                                                                                                                Reentering
                                                                                                               Development
                                                     Three Months Ended               Six Months Ended            Stage
                                                           June 30,                      June 30,               January 1,
                                                    2001            2000            2001            2000            1998
                                               ------------    ------------    ------------    ------------    ------------
REVENUES
     Oil and gas revenues                      $      4,556    $      5,646    $     14,367    $     10,028    $     84,895

EXPENSES
     Lease operating expenses                         1,063           2,543           2,144           3,717          21,272
     Production taxes                                   334             421           1,070             757           6,230
     Compression expenses                               191             578             310           1,220           9,608
     Depreciation and depletion                       5,193           4,376          10,386           8,751          49,075
     Litigation settlement                          240,000            --           240,000            --         1,632,900
     General and administrative                     400,981         311,000         859,333         553,508       4,381,594
                                               ------------    ------------    ------------    ------------    ------------

         Total operating expenses                   647,762         318,918       1,113,243         567,953       6,100,679
                                               ------------    ------------    ------------    ------------    ------------

Operating income (loss)                            (643,206)       (313,272)     (1,098,876)       (557,925)     (6,015,784)

Interest expense - related party                    (22,186)           (394)        (39,755)           (394)        (56,940)
Loss on investments                              (1,000,000)           --        (1,000,000)           --        (1,000,000)
Other Income                                            257             488             425             605           7,554
                                               ------------    ------------    ------------    ------------    ------------

         Net gain (loss) before income taxes     (1,665,135)       (313,178)     (2,138,206)       (557,714)     (7,065,170)

         Income tax benefit                            --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------

NET LOSS                                       ($ 1,665,135)   ($   313,178)   ($ 2,138,206)   ($   557,714)   ($ 7,065,170)

Other comprehinsive income, net of tax
     Unrealized losses on investments          $       --      ($   469,000)   ($   593,750)   $       --
                                               ------------    ------------    ------------    ------------    ------------

Comprehensive loss                             ($ 1,665,135)   ($   782,178)   ($ 2,138,206)   ($ 1,151,464)   ($ 7,065,170)
                                               ============    ============    ============    ============    ============

Net loss per weighted average share            $      (0.03)   $      (0.01)   $      (0.04)   $      (0.01)   $      (0.13)
                                               ============    ============    ============    ============    ============

Weighted average shares outstanding              56,751,008      55,655,357      56,559,709      55,206,726      53,350,634
                                               ============    ============    ============    ============    ============

See accompanying notes to these condensed financial statements.


                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                Accumulated   Accumulated
                                                                  Deficit       Deficit
                                                                 Prior to       Since
                                                                Reentering    Reentering
                                                                Development   Development    Accumulated
                                            Common Stock          Stage         Stage           Other
                                      -----------------------   January 1,    January 1,    Comprehensive    Deferred
                                        Shares       Amount        1998          1998          Income       Consulting
                                      ----------   ----------   ----------    ----------     ----------     ----------
BALANCE,
     December 31, 1997                35,809,356   $2,630,233   (2,630,233)         --             --             --
        Issuance of common
            stock                     20,529,674    5,116,950         --            --             --         (789,820)
        Recognition of
            services performed
            for common stock                --           --           --            --             --          599,011
        Net loss                            --           --           --      (4,926,964)      (937,500)          --
                                      ----------   ----------   ----------    ----------     ----------     ----------

BALANCE,
      December 31, 2000               56,339,030    7,747,183   (2,630,233)   (4,926,964)      (937,500)      (190,809)
         Issuance of common
             stock for employee
             bonuses                      85,000       80,394         --            --             --             --
         Issuance of common
             stock for future
             services                    250,000      194,930         --            --             --         (194,930)
         Issuance of common
             stock for services           55,000       46,602         --            --             --             --
         Issuance of common
             stock for lawsuit
             settlement                  400,000      576,000         --            --             --         (576,000)
         Recognition of
             services performed
             for common stock               --           --           --            --             --          432,773
         Recognition of
             lawsuit settlement for
             common stock                   --           --           --            --             --          240,000
         Net depreciation of
             securities available
             for sale                       --           --           --            --          (62,500)          --
         Realized loss on
             investments                    --           --           --            --        1,000,000           --
         Net loss                           --           --           --      (2,138,206)          --             --
                                      ----------   ----------   ----------    ----------     ----------     ----------

BALANCE,
      June 30, 2001                   57,129,030    8,645,109   (2,630,233)   (7,065,170)          --         (288,966)
                                      ==========   ==========   ==========    ==========     ==========     ==========


See accompanying notes to these condensed financial statements.


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                   Cumulative
                                                                                     Amounts
                                                                                      Since
                                                                                   Reentering
                                                                                   Development
                                                                                      Stage
                                                                                    January 1,
                                                         2001           2000           1998
                                                     -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                ($  591,697)   ($  450,540)   $(2,575,329)

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of other fixed assets                     --             (659)        (2,358)
                                                     -----------    -----------    -----------
             Cash used in investing activities              --             (659)        (2,358)

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from borrowings - related party        615,000         50,000      1,132,557
         Proceeds from issuance of common stock             --             --        1,519,193
                                                     -----------    -----------    -----------
             Cash provided by financing activities       615,000         50,000      2,651,750

         Increase (decrease) in cash for period           23,303       (401,199)        74,063

CASH, BEGINNING OF PERIOD                                 50,760        414,692           --
                                                     -----------    -----------    -----------

CASH, END OF PERIOD                                  $    74,063    $    13,493    $    74,063
                                                     ===========    ===========    ===========




See accompanying notes to these condensed financial statements.

Note 1.    Unaudited Information

           The balance sheet as of June 30, 2001 and the statements of operations for the three month periods ended June 30, 2000 and June 30, 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2001 and the results of operations for the three months periods ended June 30, 2000 and June 30, 2001.

Note 2.    Basis of Presentation

           The condensed financial statements of Ness Energy International, Inc. (the "Company") as of June 30, 2000 and June 30, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

           The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements at December 31, 2000 contained in the Form 10-KSB filed on April 16, 2001. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

           The Company did not sell any securities during the six months ended June 30, 2001. However, this investment held as of December 31, 2000 was deemed to have suffered a permanent decline in value during the three months ended June 30, 2001 as the security stopped trading on the over the counter market. The $1,000,000 cost was written off during the second quarter 2001 and is recorded as a loss in the accompanying financial statements.

           The Company had no investment securities classified as trading or held to maturity at June 30, 2001.


Note 5.    Long Term Debt

           The company has notes payable at June 30, 2001 as follows:
Note 1
           Payable to:              Hayseed Stephens
           Amount:                  $300,000
           Outstanding Balance      $277,057
           Accrued Interest:        $ 26,672
           Interest Rate:           Prime Rate +2%
           Due Date:                July 1, 2002
           Collateral               Unsecured



           Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the company to use for operations.

Note 2
           Payable to:              Hayseed Stephens Oil, Inc. (HSOI)
           Amount:                  $1,000,000
           Outstanding Balance      $  855,500
           Accrued Interest         $   30,268
           Interest Rate:           Prime Rate +2%
           Due Date:                September 15, 2002
           Collateral               Unsecured

           HSOI sold some of the Ness Energy stock that it owns and loaned the proceeds to the Company to use for operations.

           The  accrued  interest  on the above  notes is  included in the Notes
           Payable-Related   Party  line  item in  the  accompanying   financial
           statements since the interest is not due until maturity.

Note 6.    LITIGATION SETTLEMENT

           In December 2000, the company was included in a lawsuit filed in the U.S. District Court for the Southern District of Texas. The Plaintiff demanded the return of a $200,000 investment in common stock of Hesed Energy International, Inc., (Hesed), a related company and other compensation. The company has agreed to a settlement of $240,000 through the sale of stock. The Comany has issued 400,000 shares of its commmon stock to its corporate attorney for the settlement. Any shares or proceeds not used in the settlement are intended to be returned to the company. Ness will receive the investment of 240,000 shares of common stock in Hesed.

Note 7.    NONCASH INVESTING AND FINANCING ACTIVITIES:

           Noncash investing and financing activities for the six months ended June 30, 2001 are as follows:

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

           In June 2001, the company issued 400,000 shares of its common stock to settle a lawsuit brought against the company. Deferred consulting of $576,000 was recorded based on the daily average stock price on the date of issuance.

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may", "believe", "expect", "intend", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this Form 10-QSB, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Form 10-QSB, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-QSB, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to the need for additional capital and additional financing. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Ness is the development stage and is continuing with its plan of exploration for and development of oil and natural gas in Texas, but primarily in Israel and to achieve profitable operations. The current plan is to re-enter the Har Sedom #1 in the Hesed License area as soon as the funds are raised. This license is at the southwest end of the Dead Sea in Israel and is owned by a related company. Ness will be the operator on the wells.

A seismic study funded by Ness in the Hesed License area is currently in progress and is near completion. Management is continuing discussions with attorneys regarding the combining of the Company with related companies, Hesed Energy International, Inc. and Ness of Texas as they have common objectives and common control.

Liquidity and Capital Resources

The Company has a 25% working interest in gas wells in Parker County, Texas. Revenue is limited to a small amount due to a low volume produced in these wells. In the quarter ended June 30, 2001, Ness utilized the issuance of 400,000 of its common stock to settle a lawsuit. In this same period, capital of $351,300 was received through a loan from a related party. (See Financial Statement footnote No. 5) During the development stage, the Company is dependent on stock sales, direct investment in the leases and acquiring loans to fund operations.

During 2000, the Company filed an application with the Securities and Exchange Commission (SEC) of a Form SB-2 Registration Statement and amended this registration in early May 2001. After discussions with several attorneys and financial consultants, management decided to withdraw this registration and has recently done so. The company has engaged new attorneys, who are very experienced with SEC filings, to complete a new SB-2. Plans are to submit this new registration upon its completion.

Results of Operations

Comparison of the three month period ended June 30, 2000 and June 30, 2001.

         Revenues. Operating revenues for three month period ended June 30, 2000 were $5,646 with an operating loss of $313,272.

Operating revenues for three month period ended June 30, 2001 were $4,556 a 19% decrease from 2000, with an operating loss of $643,206. The 19% decrease in revenues from 2000 is the net result of a 40% decrease in natural gas production, partially offset by a 34% increase in natural gas prices.

Costs and Expenses. Costs and expenses for the three month period ended June 30, 2001 decreased by $1137 or 14% to $6,781 as compared to $7,918 for the corresponding period ended June 30, 2000. This was primarily due to lower lease operating expenses. General and Administrative Costs in 2001 increased by 106% to $640,981 as compared to $311,000 for the same three month period in 2000 due primarily to costs associated with the litigation settlement cost (see financial statement footnote No. 6) and an increase in legal fees associated with the SB-2 Registration application filed with the SEC. (See Liquidity and Capital Resources above)

         Net Income (Loss). The Company had a net loss for the three month period ended June 30, 2001 of $1,665,135 compared to net loss of $313,178 for the same period in 2000, representing ($.03) and ($.01) per share, respectively. The increase in the net loss of $1,351,957 in 2001 compared to 2000 is due to the write off of an investment in securities (see financial statement footnote No. 4) and increased legal fees associated with the SB-2 Registration mentioned above.

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

         In December 2000, the company was included in a lawsuit filed in the U.S. District Court for the Southern District of Texas. The Plaintiff demanded the return of a $200,000 investment in common stock of Hesed Energy
International, Inc., (Hesed) a related company, and other compensation. Subsequent to June 30, 2001, the company has agreed to a settlement of $240,000 through the sale of stock. Ness will receive the investment of 240,000 shares of common stock in Hesed.

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

                                     NESS ENERGY INTERNATIONAL, INC.



                                     By:      /s/Hayseed Stephens
                                          --------------------------------------
                                             Hayseed Stephens
                                             President & Chief Executive Officer



Dated:  August 20, 2001