Form 10KSB/A
period 2000-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2001-10-04
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                         COMMISSION FILE NUMBER: 000-10301

                         NESS ENERGY INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

           Washington                                 91-1067265
(State or jurisdiction of incorporation          (I.R.S. Employer
           or organization)                       Identification No.)

      4201 East Interstate 20, Willow Park, Texas             76087
         (Address of Principal Executive Offices)         (Zip Code)

             Registrant's telephone number:  (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes     X        No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant had revenues of $27,019 for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 6, 2001: Common Stock, no par value -- $18,991,577. As of April 6, 2001, the Registrant had 56,729,030 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes       No    X   .

                            TABLE OF CONTENTS

PART I                                                                PAGE

ITEM 1.  BUSINESS                                                        3

ITEM 2.  PROPERTIES                                                      8

ITEM 3.  LEGAL PROCEEDINGS                                               9

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS              10

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                            10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  13

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                         17

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                17

ITEM 10.  EXECUTIVE COMPENSATION                                        20

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                         21

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                22

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS                                          23

SIGNATURES                                                              24

                                     PART I.

ITEM 1.  BUSINESS.

Business Development

Kit Karson Corporation ("Registrant") was incorporated under the laws of Washington on March 1, 1979. The
Registrant's  office is located at 4201 I-20 East Service Road,
Willow Park, Texas, 76087.

During the period from March 1, 1979 to March 31, 1981, the
Registrant conducted no substantial business, received no material income and had no material assets or liabilities. On
March 31, 1981 a new management group took control and moved the office from Spokane, Washington to Wichita, Kansas. This new management group conducted the Registrant's operations in two primary segments; oil and gas and real estate. The Registrant's activities from March 31, 1981 through December 31, 1984 were limited due to the availability of funds; however, the Registrant did enter into a purchase agreement for an office building in Wichita, Kansas and several oil and gas projects plus made a few stock acquisitions during this period of time.
Unfortunately, the investments did not sustain the Registrant and the raising of additional working capital became more difficult causing the Registrant to become inactive. During the period of January 1, 1985 through September 30, 1997, several opportunities were presented to revive the Registrant but were perceived by management as not favorable to the Registrant's interest or did not close due to an inability of the interested parties to do so. The Registrant has not been involved in any bankruptcy, receivership, or similar proceeding and underwent no material reclassification, merger, or consolidation during the dormant years.

On October 8, 1997 an agreement was made to revive the Registrant by issuing 14,150,000 shares of stock to Harold
(Hayseed) Stephens for certain oil and gas properties located in Parker County, Texas. On December 22, 1997, Mr. Stephens became president of the Registrant with the fulfillment of the agreement.

After the Registrant became current in its filings with the Securities and Exchange Commission, the Registrant began trading on January 23, 1998 on the Over the Counter Bulletin Board. On March 6, 1998, the Registrant held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares from 50,000,000 to 200,000,000 shares plus authorized 10,000,000 Preferred Shares to the capitalization of the Registrant. The Registrant changed its name to Ness Energy International, Inc. effective July 6, 1999.

Description of Business.

In Spring of 1998, Hesed Energy International, Inc.
("Hesed") an affiliate of the Registrant, which at that time was known as Ness Energy International, Inc., entered into a contract with the Israel Oil Company. Under this contract, Hesed was entitled to acquire, subject to regulatory approvals in Israel, drilling rights in part of the Dead Sea area in Israel. This was, subsequently, designated as the "Hesed License." In early fall of 1998, the necessary regulatory approvals in Israel were granted. While the Hesed License itself was granted to Israel Oil Company, the Israel Petroleum Commissioner specifically approved this firm's assignment of the rights in over 95% of the license area to Hesed. The Israeli regulatory authority set an April 1, 2000 deadline for "spudding-in" a well within the Hesed License area; that date was subsequently extended to June 1, 2001 so additional funding arrangements can be put in place to allow the Registrant to acquire 45% of the working interest in the Hesed License. The Registrant is currently funding a seismic study in the Hesed License area where a re-entry in the Har Sedom #1 well is planned. The Metzada License (also owned by Hesed) has an October 1, 2001 spud-in date requirement.

Administrative costs associated with the Israeli project has been financed with funds from private offerings and debt. These expenditures enabled the continuing process of locating and contracting with professionals to plan, coordinate, and oversee the drilling of the proposed wells. It also made possible the continuing of the process of obtaining financing for the project and for ordinary administrative functions. Costs related to the project for the year 2000, which were all borne by the Registrant, are as follows:

Salaries & Payroll Taxes                    $   427,584
Business Promotion & Meetings               $    70,475
Outside Service                             $    43,975

Professional Service:
Accounting & Legal                          $   364,763
Engineering & Drilling                      $   440,790
Travel                                      $   106,473
Utilities                                   $    42,352
Miscellaneous                               $    25,504
Total                                       $ 1,521,916

In May 1999 the Registrant acquired a 4% working interest in the Cross "L" and Susan Peak Leases in Schleicher and Sutton counties Texas. These leases have multi-pay potential. In June 1999 the Registrant acquired approximately 2,081 acres adjoining the proven Greenwood Gas Field in Parker County, Texas. The Registrant also has an agreement with Hesed, whereby it has the opportunity to acquire 45% interest in these licenses.

The Registrant's revenues for 2000 were derived solely from the gas wells on the Greenwood Gas Field in which the Registrant holds a 25% working interest. Gross revenues from this interest for 1999 were $21,208 and $27,019 for 2000.

(a)  The Har Sedom #1 Prospect.

This is an existing well, drilled to a depth of 5,000 feet in 1985 by Ness of Texas, Inc. and three Israeli oil companies; Paz, Sismiea, and Israel Oil Company. At this depth a bit broke off. This occurrence, coupled with a worldwide crude oil price at the time of $8.50 per barrel, prompted the Israeli companies to abandon the project. Current prices and new technology have prompted the parties, along with the Registrant, to revive the project and re-enter the well.

The Registrant plans to drill this well to a depth of 10,500 to 11,000 feet. Since the Registrant will be about 50% to this objective upon re-entry, it should, given the velocity of the drilling rig it plans to use, be able to penetrate the potential pay zone in 70-90 days from onset of drilling. In drilling this well, the Registrant should gain geological information that will be valuable in the later drilling of the deep test well Elohim Perazim.

The Har Sedom project requires a $6,100,000 AFE (authorized for expenditure) to drill to completion. If the project were self-underwritten, the Registrant would retain 75% of the net royalty interest, less estimated administrative and operating expenses of 15-18%.

(b)  The Elohim Perazim # 1 Prospect.

Since 1982, Mr. Stephens has believed that a major deposit of oil and gas lies at the southwest corner of the Dead Sea in Israel. The Registrant has an agreement to provide the necessary funds for the drilling and completion of a deep test on the Hesed
License issued to Hesed Energy International, Inc.

The Hesed License covers approximately 55.3 square miles at the southwest end of the Dead Sea. The Registrant plans to drill the initial well, Elohim Perazim #1, past 20,000 feet. The estimated total cost of drilling and completing this well is $30,392,949. The Hesed License is located at the southwest end of the Dead Sea.

Even though Israel contains much of the same type of hydrocarbon formations as the remainder of the productive Middle Eastern countries, geo-politics has played a major role in the non-development of oil resources there. To date, only twenty-two wells have been drilled in this region. Of these twenty-two wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant, valid tests of geological premise. In the last ten years, more seismic, magnetic and gravity surveys have been run. This new data has added significantly to the knowledge base.

By contract, the Registrant has total access to all information collected by the Israel Oil Registrant. This includes seismic line data and analysis, engineering reports, geological and geophysical surveys; also, from the drilling of test wells, well logs, drill stem tests, and well core hole cuttings were made available.

The Registrant also has three geological and geophysical surveys completed and this new data has added significantly to our knowledge base. Currently, new seismic interpretations are in the final stages of being processed using the latest technology and will further the Registrant's drilling location analysis.

Competition and Markets.

The oil and gas industry is highly competitive in all of its phases, with competition for favorable prospects being particularly intense. The Registrant believes that price, geological and geophysical skill and familiarity with an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. The Registrant competes with
independent   operators  and  occasionally   major  oil
companies, a number of which have substantially greater technical and financial resources than the Registrant.

States, countries and other jurisdictions in which the Registrant plans to have operations regulate the exploration, development, production and prices on the sale of oil and gas.
The Federal Power Commission regulates the sale of natural gas production sold in interstate commerce and the U.S. Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowable, import quota competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of the Registrant.

On December 31, 2000, 40-degree oil (good gravity crude) was selling for approximately $23.75 per barrel, compared to a December 31, 1999 figure of $22.75 per barrel. Prices also vary according to gravity. Natural gas prices on December 31, 2000 were $5.86 per MCF (thousand cubic feet) and were $1.84 per MCF on December 31, 1999.

Foreign Taxes and United States Tax Credits.

The Registrant's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended ("Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in the Registrant's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

Other Regulations.

Oil and gas operations are and will be subject to federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulatory Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities.

In foreign countries, the Registrant may be subject to governmental restrictions on production, pricing and export controls. Furthermore regulations existing or imposed upon the Registrant at the time of its acquisition of properties may change to an unpredictable extent. The Registrant will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments or the imposition of additional foreign taxes and partial foreign ownership requirements.

Definitions.

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

"Initial potential" is a test performed before any
significant production from a well is marketed. An oil well potential is an indication of the maximum rate at which a well can produce. Usually, wells produce at lower rates than their
potentials.   Reasons for lower rates  can involve natural
decline, government regulations, difficulties with operations or infrastructure, and reservoir management considerations.

"Overriding royalty" is defined as an interest carved out of the lessee's leasehold or working interest. Overriding royalties are payments calculated as a percentage of either gross production or gross revenue from a concession or lease, free and clear of production and operations costs, except for production taxes and marketing expenses.

"Royalty" is generally defined as a share of the production reserved by the grantor of an oil or gas lease or concession. Customarily, the royalty interest is free of cost or expense incident to exploration, development, or production, except for production taxes and marketing expenses.

"Spudded in" means that drilling an oil or gas well has commenced.

"Working interest" means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

Other Transaction.

On March 22, 2000, the board of directors of the Registrant agreed to exchange $1,000,000 in company common stock (780,488 shares at $1.28 current market price) for $1,000,000 in Restaurant Teams International, Inc. ("RTIN") common stock (1,000,000 shares at $1.00 current market price). The Registrant's board of directors considered this investment has growth potential, could be in the long range be sold for a profit and improve the Registrant's balance sheet without a cash outlay. This decision was based on historical information about this company which was presented to the board of directors. The exchange took place with RTIN who then used the stock received from the company as a dividend to their shareholders.

RTIN had an agreement to purchase a chain of restaurants however, part of their financing failed to perform and they were unable to complete the purchase. That firm's stock value has continued to decline and the devaluation is reflected in the financial statements of the Registrant.

ITEM 2.  DESCRIPTION OF PROPERTY.

Interests in Fields.

The Registrant acquired a 25% working interest on December
22, 1997 (effective date of January 1, 1998) in the Greenwood Gas Field located in Parker County, Texas. The Greenwood Gas Field is a developmental, multipay, strawn sand field, located about 35 miles due west of Fort Worth. This 1,100 acre field in the Fort Worth basin is in its early state of development, although there has been prolific production on it, and around it, since the 1960's. These particular leases were drilled initially to find production in the conglomerates. This proved unsuccessful, but a 2,800 foot strawn sand was discovered to be very successful in two wells on Greenwood leases. One well produced 310,000 MCFG, while the other one produced 244,000 MCFG in six years and in 1972 they were both plugged while still producing, due to low gas prices.

The Greenwood Field was reactivated in 1984 to produce the left over gas from the 2,800-foot sand while gas prices were high. Then it was discovered that other shallower strawn sands also were very commercially productive. These wells are drilled on 40 to 80 acre spacing. The known productive zones are located at 2,800 feet, 2,100 feet and 1,850 feet on the leases within the Greenwood Gas Field. Other potentially productive zones are also known in the area ranging from 500 feet to 1,600 feet.

There are currently 5 gas wells on the leases in which the Registrant owns a 25% working interest. Gas sales from these wells for the Registrant's working interest was $27,019 for 2000.
Lease operating expenses, production taxes and compression expenses totaled $9,593 leaving a profit from this lease of $17,426.

A reserve report and equipment evaluation was prepared on the Greenwood leases as of December 31, 2000. The reserve report reflects a present value discounted at 10% of $405,710 and the equipment is valued at $22,058 for the 25% working interest owned by the Registrant as of December 31, 2000.

Gas Reserves.

Listed below is the estimated proved natural gas reserves and estimated future net revenues of the Registrant and attributable to the Registrant's net revenue interests in the Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by Robert Glenn, certified petroleum engineer, of RRG Energy, Inc. of The Woodlands, Texas.

                              PROVED GAS RESERVES
                                   January 1, 2001

                                         Gas            Future

                                        (MCF)          Net Revenue

Proved developed reserves             119,090           $204,270

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

Drilling Rig.

In October of 1999 the Registrant entered into a rig purchase agreement to acquire an IDECO H3000 drilling rig and equipment. Substantial payments have been made by the Registrant toward the purchase price. However, other funding commitments, obtained during prior years to complete the purchase of the rig, have not materialized to date. As a result, the Registrant announced that an agreement to renew and extend its initial financing arrangements with the lien holder has not been finalized and negotiations are continuing. Refurbishment of the rig, on behalf of the Registrant, has ceased and the Registrant has received a notice of default in its payments to the seller of the rig. The Registrant does not accept the notice of default because the issue of default is not covered in the contract and no arbitration has been requested by the seller. The Registrant's legal counsel has responded to the purported notice of default.

The Registrant is continuing to negotiate with the rig owners to establish new terms for the purchase as well as seek alternative financing sources. In fact, management spoke with the owners of this equipment on September 24, 2001 and they indicated that they are willing to renegotiate the sale when the Registrant has adequate funds available.

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

(a) In July 2000, a complaint was filed in District Court of Ector County, Texas demanding payment of a $325,000 commission on the purchase of an Ideco 3000 drilling rig by the Registrant from Interfab, Ltd. (Cho-Taw, Inc., Bob Hawk dba Bob Hawk & Associates, and Lynne E. Thomas v. Ness Energy International, Inc. and Interfab, Ltd., Case No. 00-1018-JTM). The Registrant denies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and discovery is underway. Management of the Registrant cannot take any position at this time as to the likely outcome of the matter.

(b) In December 2000, the Registrant was named in an action filed in the U.S. District for the Southern District of Texas demanding the return of a $200,000 investment in common stock and other compensation (Curry Glassell Roberts v. Ness Energy International, Inc., et al., Case No. 00-1018-JTM). The Registrant denies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and settlement negotiations have been undertaken by the parties. Management of the Registrant cannot take any position at this time as to the likely outcome of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Registrant was held on December 1, 2000 for the following purposes:

(a) To elect the following three nominees as directors of the Registrant until the next annual meeting of shareholders and until their respective successors shall be elected and qualified:
Hayseed Stephens,  Richard Nash and Mark Bassham; and

(b)  To approve the appointment of Weaver &  Tidwell, L.L.P.
of Fort Worth, Texas as the Registrant's independent auditors for the new fiscal year that commenced on January 1, 2000.

At this meeting, at which a quorum was present, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter is as follows:

(a) Election of directors: A total of 43,456,144 shares voted in favor of each director nominee; and

(b) Appointment of accountants: A total of 43,456,144 shares voted in favor of this action.

                              PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant's common stock is traded on the Over the Counter Bulletin Board, under the symbol of "KTKC" until July 6, 1999. The symbol changed to "NESS" on July 6, 1999 pursuant to a name change to Ness Energy International, Inc. The range of closing prices shown below cover the last two fiscal years of the Registrant. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  1.31      0.83
Quarter Ended September 30, 2000                 1.65      0.80
Quarter Ended June 30, 2000                      1.06      0.75
Quarter Ended March 31, 2000                     1.44      1.12

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1999

                                                 High      Low

Quarter Ended December 31, 1999                  2.00      1.13
Quarter Ended September 30, 1999                 4.12      0.47
Quarter Ended June 30, 1999                      0.53      0.40
Quarter Ended March 31, 1999                     0.53      0.19

Holders of Common Equity.

As of April 6, 2001, the Registrant had approximately 2,300 shareholders of record of its common stock.

Dividends.

The Registrant has not declared or paid a cash dividend to stockholders since it was originally organized. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

(a)  Specific Sales.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000:

(1) On March 21, 2000, the Registrant issued 200,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $248,430 was recorded based on quoted closing prices on the date of the agreements.

(2) On March 24, 2001, the Registrant exchanged 780,488 shares of its common stock for 1,000,000 shares of Restaurant Teams
International. Each company's stock was valued at $1,000,000 based on quoted closing prices on the date of agreement.

(3) On March 31, 2000, the Registrant issued 40,000 shares of its common stock as a bonus to employees that had been accrued at December 31, 1999. Compensation was recorded based on quoted closing prices on the date of the agreements.

(4) On June 30, 2000, the Registrant issued 11,725 shares for advertising services. The stock value of $12,950 was based on the daily average of the high and low prices during the months the services were performed.

(5) On July 1, 2000, the Registrant issued 250,000 of its common stock for professional services to be rendered over a period of time. Deferred consulting of $207,050 was recorded based on quoted prices on date of authorization.

(6) On September 6, 2000, the Registrant issued 50,000 of its common stock for professional services to be rendered over a period of time. Deferred consulting of $68,000 was recorded based on quoted prices on date of authorization.

(7) On September 30, 2000, the Registrant issued 3,786 shares for advertising services. The stock value of $3,700 was based on the daily average of the high and low prices during the months the services were performed.

(8) On September 30, 2000, the Registrant issued 3,472 shares of its common stock as compensation. The expense was recorded based on the average stock price during the period of service.

(9) On October 10, 2000, the Registrant issued 100,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $101,565 was recorded based on quoted prices on the date of the agreement.

(10) On November 21, 2000, the Registrant issued 150,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $134,775 was recorded based on quoted prices on the date of the agreements.

(11) During the period of September 20, 2001 through December 15, 2000, the Registrant sold a total of 114,819 shares of common stock to ten accredited investors for total consideration of $117,943 (average price of $1.03 per share).

(b)  General Discussion.

All of the above noted shares were sold directly by the Registrant, and no commissions or fees were paid in connection with any of these sales. For the sales discussed in subparagraphs (a) through (j), they were undertaken under a claim of exemption from registration under the Securities Act of 1933 as provided by Rule 506 of Regulation D thereof, in that:

the sales were made to sophisticated investors as defined in Rule 502;

the company gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, the company advised the purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

For the cash sales discussed in subparagraph (k), they were undertaken pursuant to a claim of exemption from registration under the Securities Act of 1933 as provided by Section 4(6) thereof, in that:

the transactions involved sales solely to one or more accredited investors;

the aggregate offering price did not exceed the amount allowed under Section 3(b) of the 1933 Act; and

there was no advertising or public solicitation in connection with the transaction by the Registrant or anyone acting on its behalf.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The Registrant is continuing with its plan of exploration for and development of oil and natural gas in Texas and in Israel and to achieve profitable operations. In 2000, the Registrant contributed $85,970 for a geological and geophysical study on the Metzada License and $117,000 to a drilling contractor in Israel to establish a agreement to re-enter the Har Sedom #1 in the Hesed License. A seismic study, with $75,000 funded by the Registrant, in the Hesed License area in Israel is currently in progress. Management wishes to combine related companies, Hesed and Ness of Texas, into the Registrant as they have common ownership and common objectives with the Registrant. The Registrant is discussing with financial and legal consultants the form and method of accomplishing this combination.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Results of Operations.

(a)  Revenues.

Operating revenues for fiscal year ended December 31, 1999 were $21,208 on a production volume of 11,514 MCF of natural gas, with an operating loss of $1,885,442. Operating revenues for fiscal year ended December 31, 2000 were $27,019 on a production volume of 8,295 MCF of natural gas, with an operating loss of $1,544,802. Although the revenue increased by 27%, the volume decreased by 28% from 1999. The average price received for natural gas in 2000 was $3.36 per MCF, a 77% increase over the $1.84 per MCF received in 1999. The increase in revenue is attributed to the increase in natural gas prices over the last seven months of 2000, which more than offset the decline in volume that is due to the natural decline in well reservoir pressure..

(b)  Costs and Expenses.

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

(c)  Depreciation and Amortization.

Depreciation and amortization for the year ended December
31, 2000 was equal to $22,695. This is substantially higher than the depreciation and amortization of $10,386 expensed in the year ended December 31, 1999. The Registrant's expansion in 2000 resulted in the purchase of additional fixed assets which increased the current period's depreciation expense.

(d)  Net Loss.

The Registrant had a net loss for the fiscal year ended
December 31, 2000 of $1,544,802 compared to net loss of $1,885,442 for fiscal year ended December 31, 1999, representing ($.03) and ($.04) per share, respectively. Again, as in cost and expenses, this decrease in net loss was primarily the net result to a $1,229,000 expense included in costs of the Israel project associated with the contingent liability for the rig deposit in 1999 and an increase of other expenses incurred for the Israel project in the amount of $862,106 in 2000. The higher costs in 2000 are the result of increased activity of the Registrant in developing a staff, contracting professionals to plan, coordinate and oversee the drilling of the proposed wells, and legal and engineering costs required to develop and process a stock offering to raise capital for the drilling in Israel.

(e)  Going Concern.

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Registrant is in the development stage, it has limited capital resources, insignificant revenue and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Registrant's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital through the private placement of company stock, debt, and, eventually, through public offerings. Management intends to use the proceeds from debt or any equity sales to further develop oil and gas reserves in the United States and in selected foreign countries. The Registrant believes that these actions will enable the Registrant to carry out its business plan and ultimately to achieve profitable operations.

Liquidity and Capital Resources.

Although natural gas prices have increased by approximately 186%, revenue is limited due to the volume of gas produced by the wells in which the Registrant has an interest. During 2000, the Registrant made private placements totaling $117,943 for the issuance of 114,819 restricted shares of its common stock. The Registrant also received $517,557 through the establishment of debt. The Registrant received services of $78,700 and will receive future services of $759,820 in exchange for 58,983 and 750,000 shares of its common stock respectively.

During 2000, the Registrant filed an application with the Securities and Exchange Commission of a Form SB-2 Registration Statement. This registration is for the sale of 37,000,000 shares of Common Stock at $1.00 and each share includes a warrant of one half share at $2.50 exercisable for up to eighteen months. The Registrant recently decided to withdraw this registration statement.

Income Tax Matters.

Prior to 1998, the Registrant's last income tax return was filed for 1984 and it showed total operating loss carryforwards at that time of $645,484. It is believed that the Registrant generated additional operating loss carryforwards as the Registrant's business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to the changes in control, it is believed that the benefits from utilization of any of these carryforwards would be extremely limited. Management has decided that the cost of researching the timing of transaction and preparing income tax returns to document the loss carryforwards for the unfiled years would not be a cost effective use of resources available to the Registrant. In view of this decision, these potential loss carryforwards have been discounted and are considered to be of no value.

The Registrant had loss carryforwards of $713,044 in the year ended December 31, 1999 and 1,228,207 for the year ended December 31, 2000. As of December 31, 2000, the Registrant had total loss carryforwards of $3,641,991. The Registrant's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

     Year Expiring
     2011                 $         977
     2012                         1,549
     2018                       103,820
     2019                     1,990,843
     2020                     1,544,802

Inflation.

The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations. Management believes that the Registrant will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Recent Accounting Pronouncements.

During 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date of January 1, 2000. During 1999, the FASB postponed the required adoption date of SFAS No. 133 until January 1, 2001. During 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the requirements of SFAS No. 133. These standards require that all derivative financial instruments be recorded on the balance sheet at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. It is not believed that the adoption of SFAS No. 133 will have a significant impact on the Registrant's financial statements.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis of
Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements for the twelve month period ended
December 31, 2000 are presented in a separate section of this report following Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                  PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors
and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none
currently exist  or  are   contemplated.   There  are  no
arrangements,   agreements  or understandings  between  non-
management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant. Mr. Stephens and Mrs. Stephens are husband and wife; there are no other family relationships between the directors and officers.

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

(a)  Harold "Hayseed" Stephens,  President/Director.

Mr. Stephens, age 62, has over forty years' experience in oil and gas exploration. He graduated from Hardin Simmons University in 1961 with a bachelor of science degree. He played professional football for the New York Titans before returning to Texas to enter the oil business. He founded Hayseed Stephens
Oil, Inc. on August 15, 1983, as controlling shareholder to conduct domestic oil and gas operations in Texas and Oklahoma.
Mr. Stephens also incorporated Ness of Texas in November, 1998, and Hesed Energy International, Inc. in October, 1993, both private companies, to conduct domestic oil and gas explorations.
He remains majority and controlling shareholder of both. In the 1984-1985 period, Mr. Stephens leased 400,000 acres at the Dead
Sea in Israel along with the Israeli partners, in a 50 million-dollar drilling consortium. The well was capped after the drill bit twisted off at 5858', and crude oil plunged to $8.50 per barrel.

(b)  Mary  Gene  Stephens,  Secretary/Treasurer.

Mrs. Stephens, age 61, has been involved in office administration and day to day bookkeeping and correspondence for Hayseed Stephens Oil, Inc. and the Registrant for the past fifteen years. Mrs. Stephens has also been involved in preparing drilling proposals and joint interest billing and income distribution.

(c)  Richard W. Nash,  Director.

Mr. Nash, age 56, received a bachelor of science degree in 1970 from East Texas State University. He earned a masters of education degree from the same institution in 1971. In 1980, Dr. Nash was awarded a doctor of education degree from Texas A&M University - Commerce. Dr. Nash has been pastor of the Victory Temple Church in Enloe, Texas since 1988. Victory Temple is associated with The Living Way Ministries, Willow Park, Texas. During the past five years, Dr. Nash, who is retired from school administration, has assisted Mr. Stephens in his ministry in South Africa, as well as in Israel. From 1980 to 1994, Dr. Nash was Assistant Superintendent of Prairieland Integrated School District until his retirement.

(d)  Mark L. Bassham,  Director.

Mark Bassham, age 41 is a veteran Texas peace officer with eighteen years' experience and is also a minister of the gospel. He holds the distinction of being the youngest person ever to be elected to the position of local county sheriff, in Hopkins County, where he served until 1990, before being commissioned by the Texas Department of Public Safety as a Special Texas Ranger. In 1990, Mr. Bassham then joined the Texas and Southwestern Cattle Raisers' Association as an investigator. Assigned to a twelve county District in Northeast Texas, he investigates all types of agricultural crimes. As Associate Pastor at Victory Temple Church in Enloe, Texas he heads the church's cattle project with Canaan Land Restoration of Israel, Inc. This project will aid the State of Israel in establishing a beef cattle industry in the Holy Land.

(e)  Robert E. Lee, Jr., Chief  Financial  Officer/Controller.

Mr. Lee, age 59, received his bachelor of science degree in accounting from Northwestern Louisiana State University in 1965.
He began his career in the energy industry in July 1965, when he was employed by Tenneco. He moved to Charter International
Petroleum in late 1966 and joined Amerada Hess Corporation, a fully integrated petroleum company, as accounting supervisor in 1971. He transferred to Hess Oil Virgin Islands Corporation in
1976 as Operations Accounting Manager.  In 1978, he became
Controller of Independent Refining Company until August 1981, when he joined Pride Refining Registrant (later changed to Pride
Companies, L.P.) where he served as division controller and corporate controller in 1995 until October 31, 1999. Mr. Lee joined Ness Energy International, Inc. in November 1999 as
Controller.  He was promoted to Chief Financial Officer in April, 2000.

Significant Consultants.

(a)  Robert G. Fowler.

Mr. Fowler, age 72, is a retired veteran oil and gas executive. He holds a bachelor of science degree in petroleum engineering (1958) from the University of Oklahoma, and attended the Harvard Advanced Management Program in 1975. He joined Enserch Exploration, Inc. in 1958. He worked in various capacities until he was made chairman in January of 1991. In December 1991 Mr. Fowler left Enserch to form RGF Investments.
He is president and owner of this firm, a private company with investments in oil and gas, banking, telecommunications, and environmental technology. He is a member of several professional organizations, including the American Petroleum Institute and the Society of Petroleum Engineers of AIME.

(b)  Richard L. Kincheloe.

Mr. Kincheloe, age 71, is a veteran oil and gas drilling executive. Mr. Kincheloe graduated with a bachelor of science degree in petroleum engineering from the University of Oklahoma in 1958, and began his career with Lone Star Producing Company as a Field Engineer. He progressed through the ranks, being promoted to Senior Vice President of Offshore and International Drilling and production in 1993, a position created for him to take advantage of his knowledge and experience in this area. Mr. Kincheloe gained extensive and intensive experience in drilling and oil and gas production in deep as well as shallow fields, both on and offshore throughout this country and throughout the world. He oversaw the drilling of several hundred wells, two of which were below 30,000 feet. Mr. Kincheloe completed his offshore responsibility in August 31, 1996, when he retired.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is unaware of any filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.

                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)
    (a)      (b)     (c)     (d)     (e)     (f)     (g)       (h)     (i)

Harold      2000    $60,300   0       0       0       0         0       0
Stephens    1999    $62,500   0       0       0       0         0       0
President   1998    $60,000   0       0       0       0         0       0

Mary Gene   2000    $36,000   0       0       0       0         0       0
Stephens    1999    $18,000   0       0       0       0         0       0
Sec./Treas  1998    $18,000   0       0       0       0         0       0

Bob Lee     2000    $72,000   0       0    $4,550     0         0       0
CFO/        1999    $ 7,900   0       0       0       0         0       0
Controller
(1)

(1)  Mr.  Lee started with the Registrant on November 22, 1999.

All compensation and other arrangements between the Registrant and its officers and directors are approved by a compensation committee of the board of directors, a majority of whom are to have no affiliation or relationship with the Registrant other than as directors.

Employment Contract.

As of December 31, 2000, the Registrant had not entered into any employment agreement with any officer and/or director of the Registrant.

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2000 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 2000 which provides for such payment, except for certain travel expenses paid to director relating to attending.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of April 6, 2001 (56,729,030 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant, individually and as a group:

Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner(1)         Beneficial         Class
                                          Ownership(2)
Common
Stock      Hayseed Stephens               26,292,507 (3)     46.34%
           4201 East Interstate 20
           Willow Park, Texas 76087

Common
Stock      Mary Gene Stephens                      0 (4)      0.00%
           4201 East Interstate 20
           Willow Park, Texas 76087

Common
Stock      Bob Lee                           10,000           0.02%
           4201 East Interstate 20
           Willow Park, Texas 76087

Common
Stock      Richard Nash                       5,000           0.01%
           4201 East Interstate 20
           Willow Park, Texas 76087

Common
Stock      Mark L. Bassham                    5,000           0.01%
           4201 East Interstate 200
           Willow Park, Texas 76087

Common
Stock      Shares of all directors and    26,312,507         46.38%
           executive officers as a group
           (2 persons)

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) The share holdings include 13,445,000 held in the name of Hayseed Stephens Oil, Inc., which is controlled by Hayseed
Stephens and Mary Gene Stephens.

(4) Mary Gene Stephens is the wife of Hayseed Stephens. She does not own any shares in her individual name.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

(a) In June 1999, the Registrant entered into a series of agreements with a company related through common ownership whereby the related party will provide the majority of the Registrant's management, general and administrative and facilities. The agreements were effective January 1, 1999 and provided for monthly payments of $3,350 through December 31, 2000. Effective January 1, 2000, the agreement was amended (dated November 20, 2000) whereby the Registrant now rents office space from the related party and provides management and general and administrative services to the related party. The Registrant pays rent of $350 per month and receives $3,000 per month for management and services. The amended agreement was effective through December 31, 2000.

(b) A company related through common ownership also collects the net oil and gas revenues from the Registrant's properties and remits the funds to the Registrant. In addition, the Registrant has entered into an agreement with the related company whereby the Registrant receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002. At December 31, 2000 and 1999, the Registrant was owed $37,888 and $3,655, respectively and are included in accounts payable - related party.

Also included in accounts payable - related party are advances and payments made on behalf of Registrant by the related party and payments were made by the Registrant on the project in Israel on behalf of the related party. This related party owns licenses that provide for the right to drill for oil and gas in the Dead Sea area of Israel. While the Registrant does not own the rights in Israel, it is intended that the Registrant will benefit from the well to be drilled either through a business combination or some other arrangement. Discussions have been held on the method under which the Registrant will be involved with the project in Israel.

(c)  On June 6, 2000, Mr. Stephens loaned the Registrant
$300,000, which is evidenced by an unsecured promissory note bearing interest at prime plus 2% (11.5% at December 31, 2000).
Subsequent to year end, the date interest and principal are due was amended to July 1, 2002.

(d) On September 15, 2000, Hayseed Stephens Oil, Inc., and affiliate of the Registrant, loaned the Registrant $600,000, which is evidenced by an unsecured promissory note bearing interest at prime plus 2% (11.5% at December 31, 2000). Subsequent to year end, the date interest and principal are due was amended to September 15, 2002. Also, subsequent to year end the amount of this loan was changed to $1,000,000.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.                                   Page

Independent Auditor's Report                                       25

Balance Sheets as of
December 31, 2000 and December 31, 1999                            26

Statements of Operations for the years
ended December 31, 2000 and December 31, 1999
and cumulative since re-entering
development stage on January 1, 1998                               28

Statement of Changes in Stockholders' Equity
for the years ended December 31, 2000 and
December 31, 1999                                                  29

Statements of Cash Flows for the years
ended December 31, 2000 and December 31, 1999
and cumulative since re-entering
development stage on January 1, 1998                               31

Notes to Financial Statements                                      32

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Ness Energy International, Inc.


Dated: October 3, 2001                  By: /s/ Hayseed Stephens
                                        Hayseed Stephens, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                              Date

/s/ Hayseed Stephens        President/Chief Executive     October 3, 2001
Hayseed Stephens            Officer/Director

/s/ Mary Gene Stephens      Secretary/Treasurer           October 3, 2001
Mary Gene Stephens

/s/ Robert E. Lee, Jr.      Chief Financial Officer       October 3, 2001
Robert E. Lee,Jr.          (principal financial and
                            accounting officer)

/s/ Richard W. Nash         Director                      October 3, 2001
Richard W. Nash

/s/ Mark L. Bassham         Director                      October 3, 2001
Mark L. Bassham

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


/s/  Weaver and Tidwell, L.L.P.
Weaver and Tidwell, L.L.P.
Fort Worth, Texas
March 14, 2001

                        NESS ENERGY INTERNATIONAL, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS

                                    ASSETS

                                                December 31     December 31
                                                    2000           1999

CURRENT ASSETS
Cash                                            $   50,760       $ 414,692
Investments - available for sale                    62,500               -

Total current assets                               113,260         414,692

OIL AND GAS PROPERTIES - Full cost method
Oil and gas properties, unproved                         -         114,386
Oil and gas properties, proved                     142,686          28,300
                                                   142,686         142,686
Less accumulated depreciation and depletion         21,033          10,911

Net oil and gas properties                         121,653         131,775

OTHER ASSETS
Other fixed assets, net of accumulated
depreciation of $17,656
and $5,083 for 2000 and 1999, respectively          45,702          55,917

                                                    45,702          55,917

TOTAL ASSETS                                       280,615         602,384

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses              187,189         123,171
Accounts payable - related parties                 497,007         729,638

Total current liabilities                          684,196         852,809

LONG-TERM DEBT, including accrued interest
$17,185                                            534,742               -

CONTINGENCIES                                            -               -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.10 par value
10,000,000 shares authorized, none issued                -               -

Common stock, no par value, 200,000,000
shares authorized, shares issued and
outstanding:
2000  56,339,030; 1999 54,634,740               7,747,183        5,790,720

Retained deficit prior to re-entering the
development stage January 1, 1998             ( 2,630,233)      (2,630,233)

Deficit accumulated since re-entering the
development stage January 1, 1998             ( 4,926,964)      (3,382,162)

Accumulated other comprehensive income        (   937,500)               -

Deferred consulting                           (   190,809)         (28,750)

Total stockholders' equity (deficit)          (   938,323)      (  250,425)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                    280,615          602,384

                See accompanying notes to financial statements

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
                         CUMULATIVE SINCE JANUARY 1, 1998

                                                                 Cumulative
                                                                   Amounts
                                                                    Since
                                                                 Re-entering
                                                                 Development
                                                                    Stage
                                  December 31     December 31     January 1
                                      2000           1999            1998

REVENUES
Oil and gas revenues              $    27,019     $    21,208     $    70,528

EXPENSES
Lease operating expenses                5,366           8,177          19,128
Production taxes                        1,982           1,584           5,160
Compression expenses                    2,245           3,772           9,298
Depreciation, depletion and
amortization                           22,695          10,386          38,689
Litigation settlement                       -               -       1,392,900
General and administrative
expenses                            1,523,173       1,889,035       3,522,261

Total operating expenses            1,555,461       1,912,954       4,987,436

Operating loss                     (1,528,442)     (1,891,746)     (4,916,908)

OTHER INCOME (EXPENSE)
Interest expense - related party   (   17,185)              -      (   17,185)
Interest income                           825           6,304           7,129

Loss before income taxes           (1,544,802)     (1,885,442)     (4,909,779)

INCOME TAXES                                -               -               -

NET LOSS                           (1,544,802)     (1,885,442)     (4,909,779)

Net loss per weighted average
share                                   (0.03)          (0.04)          (0.09)

Weighted average shares
outstanding                        55,626,310      52,916,747      52,799,435

                 See accompanying notes to financial statements

                      NESS ENERGY INTERNATIONAL, INC.
                       (A Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999, AND CUMULATIVE SINCE JANUARY 1, 1998

                                Accumu   Accumu
                                lated    lated
                                Deficit  Deficit
                                Prior    Prior
                                To       To
                                Re-      Re-
                                Entering Entering
                                Dev.     Dev.       Accumu   Deferr
                                Stage    Stage      lated    ed
            Common Stock        Jan. 1   Jan. 1     Other    Consul
           Shares    Amount     1998     1998       Compre   ting
                                                    Hensive
                                                    Income           Total

BALANCE
December 31
1997
       35,809,356 2,630,233 (2,630,233)       -           -      -           -
Issuance of
common
stock for
oil and gas
property
      14,150,000     28,300          -        -          -       -      28,300
Net loss
               -          -          - (1,496,720)       -       -  (1,496,720)

BALANCE
December 31
1998
     49,959,356   2,658,533 (2,630,233)(1,496,720)       -       -  (1,468,420)

Issuance of common
common stock for:
Future services
         15,000      30,000          -          -          (30,000)          -
Cash
      1,427,026   1,401,250          -          -                -   1,401,250
Settlement of
lawsuit
      2,701,500   1,392,900          -          -                -   1,392,900
Oil and gas
property
        346,719     114,386          -          -                -     114,386
Equipment
         30,500      61,000          -          -                -      61,000
Services
        154,639     132,651          -          -                -     132,651
Recognition of                                                               -
services
performed                                                                    -
for common stock
             -            -          -          -              1,250     1,250
Net loss     -            -          -   (1,885,442)      -        -(1,885,442)

BALANCE
December 31
1999
    54,634,740   5,790,720  (2,630,233)  (3,382,162)     - (  28,750)( 250,425)
Issuance of
common
stock for:
Future services
       750,000     759,820           -            -      - (759,820)         -
Cash
       114,819     117,943           -            -      -        -    117,943
Investment
       780,488   1,000,000           -            -      -        -  1,000,000
Services
        58,983      78,700           -            -      -        -     78,700
Recognition of
services
performed
for common stock
             -           -           -            -      -  597,761    597,761
Net change in
unrealized
depreciation on
securities
available
for sale, net of
tax of  $0
             -           -          -             - (937,500)    -
Net loss
             -           -          -    (1,544,802)       -     -
Total
Comprehensive
loss
             -           -          -             -        -     -  (2,482,302)

BALANCE
December 31
2000
 56,339,030  7,747,183 (2,630,233) (4,926,964) (937,500) (190,809)   (938,323)

                   See accompanying notes to financial statements

                          NESS ENERGY INTERNATIONAL, INC.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
                       CUMULATIVE SINCE JANUARY 1, 1998

                                                                 Cumulative
                                                                   Amounts
                                                                    Since
                                                                 Re-entering
                                                                 Development
                                                                    Stage
                                  December 31     December 31     January 1
                                      2000           1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                         ($1,544,802)    ($1,885,442)    ($4,926,964)
Adjustments to reconcile net loss
to net cash used in operating
activities
Depreciation, depletion, and
amortization                         22,695          10,386           38,689
Recognition of services performed
for stock                           597,761           1,250          599,011
Stock issued for services            78,700         132,651          211,351
Change in operating assets and
liabilities:
Accrued expenses                     81,203         123,171        1,597,274
Accounts payable - related
party                              (232,631)        627,074          497,007

Net cash used in operating
activities                         (997,074)       (990,910)      (1,983,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                 (2,358)              -           (2,358)

Net cash used in investing
activities                           (2,358)              -           (2,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on debt - related party    517,557               -          517,557
Cash received from sale of common
stock                               117,943       1,401,250        1,519,193

Net cash provided by financing
activities                          635,500       1,401,250        2,036,750

Net change in cash                 (363,932)        410,340           50,760

CASH, beginning of period           414,692           4,352                -

CASH, end of period                  50,760         414,692           50,760

             See accompanying notes to financial statements

                      NESS ENERGY INTERNATIONAL, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

Ness Energy International, Inc. (the "Company"), a Washington corporation, has been involved in the exploration and development of oil and gas reserves. The Company's main businesses of energy and real estate were essentially abandoned by late 1985 due to insufficient operations and capital to support ongoing cash requirements. Between 1985 and 1996 there were no filings with the SEC. An agreement was reached in late 1997 for a change in management control of the Company (Note 11) and the required filings were filed to allow the stock to resume trading. Effective July 6, 2000, the Company changed its name to Ness Energy International, Inc.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Securities

The Company has adopted Statement No. 115, "Accounting for
Certain Investments in Debt and Equity Securities", issued by the Financial Accounting Standards Board. In accordance with
Statement No. 115, the Company's investments in securities are classified as follows:

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

Prior to 1998, it was determined that the remaining single oil and gas interest was not significant enough to require the disclosures of oil and gas activities required by Statement of Financial Accounting Standards ("SFAS") No. 69, "Disclosures about Oil and Gas Producing Activities". This lease was transferred to the Company's former president as part of the agreement regarding change in control of the Company.

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

New Pronouncement

During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date of January 1, 2000. During 1999, the FASB postponed the required adoption date of SFAS No. 133 until January 1, 2001. In addition, during 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends the requirements of SFAS No. 133. These standards require that all derivative financial instruments be recorded on the balance sheet at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. It is not believed that the adoption of SFAS No. 133 will have a significant impact on the Company's financial statements.

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

NOTE 4.   LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2000:

Unsecured note payable to the Company's
majority shareholder bearing interest at
prime plus 2% (11.5% at December 31,
2000).  Subsequent to year end, the date
interest and principal are due was
amended to June 2002.                                         $277,057

Unsecured note payable to a company
related through common ownership bearing
interest at prime plus 2% (11.5% at
December 31, 2000).  Subsequent to year
end, the date interest and principal are
due was amended to September 2002.                             240,500

Accrued interest payable                                        17,185

                                                              $534,742

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

A company related through common ownership also collects the net oil and gas revenues from the Company' properties and remits the funds to the Company. In addition, the Company has entered into an agreement with the related company whereby the Company receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses.
The agreement is effective through December 31, 2002.  At
December 31, 2000 and 1999, the Company was owed $37,888 and
$3,655, respectively and are included in accounts payable - related party.

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

A reconciliation of statutory tax rates to the Company's effective tax rates follows:

                                                   2000        1999

Benefit at statutory rates                  (        34%)   (         34%)
Losses not providing benefits                        34               34

Effective rate                                    - 0 -%           - 0 -%

The deferred tax assets are comprised primarily of the Company's net operating loss carryforwards.

                                                  2000          1999

Net operating loss carryforward                  $1,228,207    $   713,044
Other                                                27,334         19,762
Less valuation allowance                         (1,255,541)      (732,806)

Net deferred tax asset                                    -              -

The Company's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

                   Year Expiring
                   2011                  $         977
                   2012                          1,549
                   2018                        103,820
                   2019                      1,990,843
                   2020                      1,544,802

The net changes in the valuation allowance during 2000 and 1999 are as follows:

                                                    2000          1999

Balance at beginning of year                    (  732,806)   ( 509,744)
Balance at end of year                          (1,255,541)   ( 732,806)

Net change                                      (  522,735)   ( 223,062)

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

Information regarding the Company's stock issuances from the date the Company reentered the development stage is as follows:

                     Value
Date    Number of    Per
Issued   Shares      Share    Consideration Received       Basis for Valuation

01/01/98 14,150,000   $0.002   Oil and gas working interest  Other common stock
                                                             purchase
                                                             transactions
                                                             by Hayseed Stephens
                                                             in January 1998

03/25/99     15,150     0.33   Services provided             Average stock price
                                                             during period of
                                                             service

03/25/99  2,602,500     0.52   Lawsuit settlement            Stock price on
                                                             settlement
                                                             date in 1998

05/14/99    104,315     0.52   Oil and gas working interest  Stock
                                                             price on date
                                                             of purchase

06/01/99     99,000     0.52   Lawsuit settlement            Stock price on
                                                             settlement
                                                             date in 1998

06/04/99    242,404     0.25   Oil and gas lease             Stock price based
                                                             on date
                                                             of agreement in
                                                             1998

06/07/99    625,001     0.45   Cash

06/24/99    262,225     0.45   Cash

08/05/99     53,410     0.44   Promotional material         Stock price on date
                                                            of agreement

09/01/99     30,500     2.00   Automobile                   Stock price of
                                                            common
                                                            stock in private
                                                            offering

09/01/99     30,500     2.00   Cash

09/01/99     20,000     1.75   Cash

11/30/99      1,000     1.20   Services provided           Closing stock
                                                           price on
                                                           date of
                                                           authorization by
                                                           Board of
                                                           Directors

11/30/99      5,079     1.32   Services provided           Average stock
                                                           price
                                                           during period of
                                                           service

11/30/99     80,000     1.20   Marketing activities in     Closing stock price
                               Israel                      on date of
                                                           authorization by
                                                           Board of Directors

12/01/99    332,500     2.00   Cash

12/17/99     15,000     2.00   Future consulting services  Stock
                                                           price of common
                                                           stock over twenty
                                                           four in
                                                           private offering
                                                           months to an outside
                                                           contractor for
                                                           telecommunications
                                                           support

12/31/99    156,800     2.00   Cash

03/21/00    100,000     1.24   Future consulting services  Average stock price
                               as a retainer for legal     on date
                               services from the Company's of agreement attorney

03/21/00    100,000     1.24   Future consulting services  Average stock price
                               from Curtis Swanson for     on date
                               six months of assistance    of agreement
                               with SEC filings

03/24/00    780,488     1.28   1,000,000 common shares     Closing stock price
                               of Restaurant Teams         on date of
                               International, Inc.         agreement

03/31/00     40,000     1.45   Services provided          Closing stock
                                                          price on
                                                          date of
                                                          authorization by
                                                          Board of
                                                          Directors

06/30/00     11,725     1.23   Services provided          Average stock price
                                                          during
                                                          period of service

07/01/00    250,000     0.83   Future consulting services Average stock price
                               from an employee for       on date of
                               assistance in raising      agreement
                               capital over one year

09/06/00     50,000     1.36   Future consulting services Average stock price
                               as a retainer for legal    on date
                               services from the          of agreement
                               Company's attorney

09/20/00     24,256     1.15   Cash

09/25/00     21,154     1.18   Cash

09/30/00      3,472     1.13   Services provided         Average stock price
                               during period of
                               service

09/30/00      3,786     0.98   Services provided         Average stock price
                               during period of
                               service

10/10/00      6,154     0.81   Cash

10/10/00    100,000     1.02   Future consulting services Average stock price
                               from Curtis Swanson for    on date
                               six months of assistance   of issuance
                               with SEC filings

10/12/00      7,560     0.93   Cash

10/13/00     11,111     0.90   Cash

11/14/00     23,000     1.00   Cash

11/16/00      5,000     1.00   Cash

11/20/00      5,714     0.88   Cash

11/21/00     50,000     0.90   Future consulting services Average stock price
                               as a retainer for legal for on date
                               legal services from the     of issuance
                               Company's attorney

11/21/00    100,000     0.90   Future consulting services Average stock price
                               from drilling consultants  on date
                               for six months of          of issuance
                               assistance with the
                               drilling of the
                               wells in Israel.

12/15/00     10,870     0.92   Cash

Since the Company re-entered the development stage, 765,000 shares of its common shares have been issued for consulting services. The agreements provide for services to be performed over a fixed time period or for a specific dollar amount based on the price for which the shares can be sold. The shares issued were valued at the stock prices at the time of the agreements. Each agreement specifies the time period for which services will be rendered and whether there are any renewal provisions. The value of the stock issued has been recorded as deferred consulting in shareholders equity and is being recognized as an expense over the time period of the services rendered.

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

In 1999, the Company entered into a contract to purchase a drilling rig to be used in the Israeli drilling project. The contract called for a total purchase price of $2,450,000. In addition, the Company entered into a contract that provided for the refurbishment and mobilization of the rig for $2,200,000. As of December 31, 1999, the Company had expended $1,229,000 under the contracts but had not paid the balance on the rig contract that was due January 15, 2000. The $1,229,000 expended under the contracts has been fully impaired at December 31, 1999 and is included in general and administrative expenses in 1999. Impairment is based upon the fair value of the $1,229,000 deposit on the contracts. The fair value of the asset was determined based on the estimated future cash flows of the asset. There were no additional payments made on the contracts during 2000. Management is currently negotiating the completion of the contract, but is not certain that the purchase will be completed.

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

SUPPLEMENTARY DATA

This section provides information required by Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and
Gas Producing Activities".

The SEC defines proved developed oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Estimates of petroleum reserves have been made by Robert R.
Glenn, a petroleum engineer. The valuation of proved reserves may be revised in the future on the basis of new information as it becomes available. Estimates of proved reserves are inherently imprecise.

Estimated quantities of proved oil and gas reserves of the
Company (all of which are located in the United States) are as follows:
                                                     Petroleum      Natural
                                                     Liquids        Gas
                                                      (BBLS)        (MCF)

December 31, 2000 - proved developed reserves                -       119,090

December 31, 1999 - proved developed reserves                -       100,834

The Company did not have any proved developed reserves prior to 1998.

Reserves at December 31, 1998                                -       252,100
Revisions of previous estimates                              -         1,803
Production                                                   -     (  11,653)
Reserves at December 31, 1999                                -       242,250
Revisions of previous estimates                              -        25,945
Production                                                   -     (   8,295)

Reserves at December 31, 2000                                -       259,900

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2000 and 1999 is as follows:

                                                         2000          1999

Future cash inflows                                    $1,353,400   $  432,805
Future production costs                                  (377,460)    (172,266)
Future development costs                                 (195,500)     (97,750)
Future income tax expense                                       -            -
Future net cash flows                                     780,440      162,789
10% annual discount                                       374,730       57,334

Standardized measure of
discounted future cash flows                              405,710      105,455

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2000 and 1999 are as follows:

                                                         2000          1999

Change in sales price and production costs             $  336,246   $   35,518
Change in estimated future development costs              (46,746)           -
Sales of oil and gas, net of production costs             (17,426)     (7,675)
Accretion of discount                                      10,546       7,056
Net change due to revision in quantity estimates           46,590           -
Other                                                     (28,955)          -

                                                          300,255      34,899

Estimated future cash inflows are computed by applying year end prices of oil and gas to year end quantities of proved reserves.
Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year end costs and assuming continuation of existing economic conditions.

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, is as follows:

                                                         2000         1999

Unproved properties                                   $       -      $114,386
Proved properties                                       142,686        28,300
Accumulated depletion and depreciation                  (21,033)      (10,911)

Net capitalized costs                                 $ 121,653      $131,775

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the years ended December 31, 2000 and 1999 are as follows:

                                                         2000           1999

Property acquisition costs                               $114,386      $     -
Exploration and development costs                               -            -
Total                                                    $114,386     $      -

Results of oil and gas operations in the aggregate for the years ended December 31, are as follows:

                                                         2000           1999

Revenues                                              $  27,019     $  21,208
Compression expense                                      (2,245)       (3,772)
Production costs                                         (7,348)       (9,761)
Exploration expense                                           -             -
Depreciation and depletion                              (10,122)       (5,303)
Income taxes                                                  -             -

Net oil and gas income                                    7,304         2,372

                                   EXHIBIT INDEX

Exhibit                              Description
No.

3.1     Articles of Incorporation, dated January 30, 1979
       (incorporated by reference to Exhibit 3.1 of the Form
        SB-2 filed on July 18, 2000).

3.2 Articles of Amendment of the Articles of Incorporation, dated April 22, 1981 (incorporated by reference to Exhibit 3.1 of the Form SB-2 filed on July 18, 2000).

3.3 Articles of Amendment of the Articles of Incorporation, dated June 26, 1998 (incorporated by reference to Exhibit 3.1 of the Form SB-2 filed on July 18, 2000).

3.4 Articles of Amendment of the Articles of Incorporation, dated June 22, 1999 (incorporated by reference to Exhibit 3.1 of the Form SB-2 filed on July 18, 2000).

3.5     Bylaws, dated May 15, 2000 (see below).

10.1    Assignment of Oil and Gas Lease from Hayseed Stephens
        Oil, Inc. to the Registrant, dated January 1, 1998.

10.2    Promissory Note from the Registrant to Hayseed
        Stephens, dated June 6, 2000.

10.3    Promissory Note from the Registrant to Hayseed Stephens
        Oil, Inc., dated September 15, 2000.

10.4    Agreement between the Registrant and Hesed Energy
        International, Inc., dated November 20, 2000 (see below).

10.5    Agreement between the Registrant and Hayseed Stephens
        Oil, Inc., dated November 20, 2000 (see below).

10.6    Amendment of Promissory Note to Hayseed Stephens, dated
        March 21, 2001.

10.7    Amendment of Promissory Note to Hayseed Stephens Oil,
        Inc., dated March 21, 2001.

10.8    Amendment of Promissory Note to Hayseed Stephens, dated
        May 8, 2001.

10.9    Amendment of Promissory Note to Hayseed Stephens Oil,
        Inc., dated May 8, 2001.

                                  EX-3.5

                                  BYLAWS
                                    OF
                          KIT KARSON CORPORATION

ARTICLE 1.   NAME, SEAL AND OFFICES, ETC.

SECTION 1.   NAME: KIT KARSON CORPORATION

The name of the corporation is KIT KARSON CORPORATION

SECTION 2.   SEAL:

The seal of the corporation shall be in such form, as the Board of Directors shall from time to time prescribe.

SECTION 3.   OFFICES:

The registered office of the corporation shall be in the City of Spokane, State of Washington. The corporation may also have offices at such other places within or without the State of Washington, as the Board of Directors may from time to time establish.

SECTION 4.    BOOK OF BY-LAWS:

These By-Laws shall be recorded in a book kept in the registered office of the corporation, to be known as the book of By-Laws, and no By-Laws, or repeal or amendment thereof, shall take effect until so recorded. Said book may be inspected at said office by any shareholder during office hours of each day except holidays.

ARTICLE II.   SHAREHOLDERS

SECTION 1.    ANNUAL MEETINGS OF SHAREHOLDERS:

The annual meeting of the Shareholders for the election of directors and for such other business as may be laid before such meeting shall be held in the registered office of tine corporation, or at such other place within or without the State of Washington as the Board of Directors may from time to time appoint, on the ______ unless that day shall be a legal holiday whether or not mentioned in the notice. Any corporate business can be transacted at such meeting.

SECTION 2.    SPECIAL MEETINGS OF SHAREHOLDERS:

Special meetings of the Shareholders may be called at any time by the Board of Directors, and the Shareholders may meet at any convenient place, within or without the State of Washington, designated in the call for such meeting. If more than eighteen months are allowed to elapse without the annual Shareholders' meetings being held, any Shareholder may call such meeting to be held at the registered office of the corporation. At any time, upon written request of any director, or any Shareholder or Shareholders holding in the aggregate one-fifth of the voting power of all Shareholders, it shall be the duty of the Secretary to call a special meeting of Shareholders to be held at the registered office of the corporation at such tine as the Secretary may fix, not less than fifteen nor more than thirty-five days after the receipt of said request, and if the Secretary shall neglect or refuse to issue such call, the director or Shareholder or Shareholders making the request may do so.

SECTION 3.     ADJOURNED MEETINGS:

Any adjournment or adjournments of any annual or special meeting may be taken without a new notice being given.

SECTION 4.     NOTICE OF MEETINGS:

A written notice of the time, place, and purpose of meetings, including annual meetings, shall be given by the Secretary or other person authorized so to do, to all Shareholders entitled to vote at such meeting, at least ten days prior to the day named for the meeting. If such written notice is placed in the United States mail, postage prepaid, addressed to a Shareholder at his last known post office address, notice shall be deemed to have been given him.

SECTION 5.     WAIVER OF NOTICE:

Notice of tine, place and purpose of any meeting of shareholders may be waived by the written assent of a Shareholder entitled to notice filed with or entered upon the records of the meeting before or after the holding thereof.

SECTION 6.     ACTION WITHOUT FORMAL MEETING:

Any action which, under any provision of the laws of Washington or the Articles or By-Laws, may be taken at a meeting of Shareholders, may be taken without a meeting if authorized by a writing signed by all of the holders of shares who would be entitled to notice of meeting for such purpose. Whenever a certificate in respect to any such action is required by the laws of Washington to be filed in the office of the County Recorder or in the office of the Secretary of State, the officers signing the same shall therein state that the section was authorized in the manner aforesaid.

SECTION 7.     WAIVER OF INVALID CALL OR NOTICE:

When all the Shareholders of this corporation are present at any meeting, however called or notified, and sign a written consent thereto on the record of such meeting, the doings of such meeting are as valid as if had at a meeting legally called and notified.

SECTION 8.     VOTING:

Every Shareholder shall have the right at every Shareholders' meeting to one vote for every share of stock standing in his or her name on the books of the corporation on the record date fixed as hereinafter provided, or, if no such date has been fixed, ten days prior to the time of the meeting, and in voting for directors, but not otherwise, he may cumulate his votes in the manner and to the extent permitted by the laws of the State of Washington.

The Board of Directors may fix a time not more than forty days prior to the date of any meeting of the Shareholders as the record date as of which Shareholders entitled to notice of and to vote at such meeting shall be determined.

At each meeting of the Shareholders, a full, true and complete list, in alphabetical order, of all the Shareholders entitled to vote at such meeting, and indicating the number of shares held by each, certified by the Secretary or transfer agent, shall be furnished, which list shall be open to the inspection of the Shareholders.

Shareholders may vote at all meetings, either in person or by proxy appointed by instrument in writing, subscribed by the Shareholder or by his duly authorized attorney-in-fact, executed and filed with the Secretary not less than one day before the meeting which shall be named therein. Shareholders may also be represented at all meetings by persons holding general power of attorney.

At least twenty-four hours prior to any meeting, powers of attorney or proxies shall be submitted to the Secretary for examination. The certificate of the Secretary as to the regularity of such powers of attorney or proxies and as to the number of shares held by the persons who severally and respectively executed such powers of attorney or proxies shall be received as prima facie evidence of the number of shares held by the holder of such powers of attorney or proxies for the purpose of establishing the presence of a quorum at such meeting and for organizing the same, and for all other purposes.

SECTION 9.    QUORUM:

Except as otherwise provided in the Articles of Incorporation, at any meeting of the Shareholders, the presence, in person or by proxy, of the holders of a majority of the voting power of all Shareholders shall constitute a quorum. The
Shareholders present at a duly organized meeting can continue to do business until adjournment, notwithstanding the withdrawal of enough Shareholders to leave less than a quorum. If a Shareholders' meeting cannot be organized because a quorum has not attended, those Shareholders present may adjourn the meeting to such time and place as they may determine, but in case of any meeting called for the election of directors, those who attend the second of such adjourned meetings, although less than a majority of the voting power of all Shareholders, shall, nevertheless, constitute a quorum for the purpose of electing directors.

Whenever all Shareholders entitled to vote at any meeting consent either by writing on the records of the meeting or filed with the Secretary of the corporation or by presence at such meeting, an oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meeting without objection, the doings of such meeting shall be as valid as if had at a meeting regularly called and noticed and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection from want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and tendered likewise valid and the irregularity or defect therein waived by a writing signed by all the Shareholders having the right to vote at such meeting and such consent or approval of Shareholders may be by proxy or power of attorney in writing.

ARTICLE III.  DIRECTORS

SECTION 1.   NUMBER AND ELECTION:

The business of the corporation shall be managed by a board
of at least three (3) directors or of such other number (which
shall not be less than three) as   may be determined from time to
time by the board of directors. Directors must be shareholders.
A director shall hold office for the term for which he was named or elected and until his successor is elected and qualified, except as hereinafter otherwise provided. Directors shall be chosen by ballot.

SECTION 2.    ANNUAL MEETINGS:

The Board of Directors may hold its first annual meeting and all subsequent annual meetings after its election by the Shareholders, without notice and at such place within or without the State of Washington as the Board of Directors may from time to time appoint, for the purpose of organization, the election of officers, and the transaction of other business. At such meetings the Board shall elect a President, a Secretary and a Treasurer, and may elect one or more Vice-Presidents, an Assistant Secretary, and an Assistant Treasurer.

SECTION 3.    SPECIAL MEETINGS:

Special meetings of the Board of Directors may be called by the President or any Vice-President or by any two members of the Board of Directors.

SECTION 4.    NOTICE OF MEETINGS:

Notice of all directors' meetings, except as herein otherwise provided, shall be given either by mail, telegraph, or personal service of notice, oral or written, at such time or times as the person or persons calling the meeting may deem reasonable but in no event upon less than one day's notice.

Special meetings of the Board may be held at such place within or without the State of Washington as the Board of Directors may from time to time appoint. Notice of any meeting may be waived by any director entitled to notice before or after the holding thereof by his written or oral assent and the presence of any director at any meeting, even though without any notice, shall Constitute a waiver of notice. Unless otherwise indicated in the notice thereof, any and all business may be transacted at any directors' meeting.

SECTION 5.    QUORUM:

At all meetings of the Board a majority of the directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the acts of a majority of the directors present at any meeting at which a quorum is present shall be the acts of the Board of Directors, except as may be otherwise specifically provided for herein or by law.

If at any meeting there is less than a quorum present, a majority of those present may adjourn the meeting from time to time without further notice to any absent director.

SECTION 6.    REMOVAL:

A director may be removed either with or without cause, by two-thirds of the vote of the Shareholders at a special meeting called for that purpose.

SECTION 7.    VACANCIES:

Any vacancy in the Board of Directors occurring during the year may be filled for the unexpired portion of the term and until a successor is elected and qualified, either (a) At the next annual meeting of Shareholders or at any special meeting of Shareholders duly called for that purpose and held prior thereto, or (b) By a majority of the remaining members of the Board, provided there is not less than one remaining member qualified to act.

SECTION 3.    POWERS:

All the corporate powers, except such as are otherwise provided for in the Articles of Incorporation, in these By-Laws and by the laws of the State of Washington, shall be and are hereby vested in and shall be exercised by the Board of Directors.

SECTION 9.    EXECUTIVE COMMITTEE:

The Board of Directors may, by resolution passed by a majority of the whole Board, designate two or more of their number to Constitute an Executive Committee to serve during the pleasure of the Board, which Committee shall have and exercise the authority of the Board in the management of the business of the corporation to the extent authorized by said resolution. All actions taken by the Executive Committee shall be reported to the Board of Directors at its meeting next succeeding such action, and shall be subject to revision or alteration by the Board; providing, however, that no rights or acts of third parties shall be affected by any such revision or alteration.

A majority of the Executive Committee present at a meeting thereof shall constitute a quorum. Vacancies in the Executive Committee shall be filled by the Board of Directors. The Executive Committee shall fix its own rules of procedure including the time and place of and method or manner of calling meetings thereof.

ARTICLE IV.   OFFICERS

SECTION 1.    OFFICERS:

The officers of the corporation shall be a President, Secretary, and Treasurer and at the discretion of the Board of Directors, one or more Vice-Presidents and an Assistant
Secretary, and an Assistant Treasurer, each of whom shall be elected at a meeting of and by the Board of Directors.

Any officer may resign by mailing a notice of resignation to the registered office of the corporation or such other office as may be designated by the Board of Directors. To the extent permitted by law, the resignation shall become effective at the time designated in the notice of resignation, but in no event earlier than its receipt by the Secretary or Assistant Secretary of the corporation.

In case of a vacancy of any of said offices for any reason, the Board of Directors shall at any regular or special meeting, elect a successor who shall hold for the unexpired term of his predecessor.

The office of Secretary and Treasurer may be held by the same person. The office of Vice-President may be combined in one person with any one of the following: Secretary, Treasurer, Assistant Secretary or Assistant Treasurer.

The Board of Directors may appoint such other officers and agents as may be necessary for the business of the corporation.

Any officer or agent may be removed by the Board of Directors whenever in their judgment the interest of the corporation may be served thereby; such removal, however, shall be without prejudice to the contract rights of the person so removed.

SECTION 2.    PRESIDENT:

The President shall preside at all meetings of the Shareholders and directors. He shall see that all orders and resolutions of the Board are carried into effect, shall execute all deeds, mortgages, bonds or documents authorized by the Board of Directors, and shall sign as President all certificates of stock, all contracts, and other instruments, in writing, excepting only those which are specifically provided to be signed by others. He shall from tine to time, as requested, report to the Board all of the matters within his knowledge of interest to the corporation, and shall also perform such duties as may be required by the State of Washington these By-Laws, and by order of the Board of Directors.

SECTION 3.    VICE-PRESIDENT:

The Vice-President shall be vested with all the powers and shall perform all the duties of the President in the absence or disability of the latter.

SECTION 4.    TREASURER:

The Treasurer shall be custodian of the corporation's moneys and securities, and shall deposit and withdraw the same in the corporation's name as directed by the Board of Directors; he shall keep a record of his accounts and report to the Board of Directors as requested.

SECTION 5.    SECRETARY:

The Secretary shall keep a record of the meetings of the Shareholders and Board of Directors, He shall keep the books of certificates of stock, fill out and sign all certificates of stock issued, and make corresponding entries on the margin or stub of such book. He shall keep a debit and credit form, showing the number of shares issued to and transferred by the Shareholders and the dates thereof. He shall keep the corporate seal and shall affix same to certificates of stock and other corporate instruments, and shall make such acknowledgment: as may be required on behalf of the corporation. He shall perform duties as may be prescribed by the Board of Directors. The
Secretary shall give or cause to be given, notice of all meetings of Shareholders and Board of Directors, and all other notices required by the laws of the State of Washington, or by these By-Laws.

SECTION 6.    ASSISTANT TREASURER AND ASSISTANT SECRETARY:

The Assistant Treasurer and Assistant Secretary shall be vested with all the powers and shall perform all the duties of the Treasurer and Secretary, respectively, in the absence of disability of the Treasurer or Secretary as the case may be.

SECTION 7.    SALARY:

The salaries of all officers shall be fixed by the Board of Directors and the fact that any officer is a director shall not preclude him from receiving a salary or from voting on the resolutions providing for the same.

ARTICLE V.    STOCK

SECTION 1.    CERTIFICATES OF STOCK:

Each Shareholder shall be entitled to a certificate of stock signed by the President and the Secretary, or by such other officers as are authorized by these By-Laws or by the Board of Directors. When any certificate of stock is signed by a transfer agent or registrar, the signature of any such corporate officers and the corporate seal upon such certification may be a facsimile, engraved or printed.

Certificates of stock shall be numbered in the order of issuance thereof and, except insofar as prescribed by law, shall be in such form as the Board of Directors may determine.

SECTION 2.    TRANSFER OF SHARES:

Transfer of shares of stock shall be made on the books of the corporation only by the holder in person or by written power or attorney duly executed and witnesses and upon surrender of the certificate or certificates of such shares.

SECTION 3.    TRANSFER AGENT AND REGISTRAR:

The Board of Directors may appoint either a transfer agent or registrar, or both of them.

SECTION 4.    STOCK TRANSFER BOOKS:

Stock transfer books may be closed for not exceeding forty days next preceding the meeting of Shareholders and for the payment of dividends during such periods as may be fixed from time to time by the Board of Directors. During such periods no stock shall be transferable.

SECTION 5.    LOST OR DESTROYED CERTIFICATES:

In case of loss or destruction of a certificate of stock of this corporation, another certificate may be issued in its place upon proof of such loss or destruction and the giving of a bond of indemnity or other security satisfactory to the Board of Directors.

ARTICLE VI.   REPEAL OR AMENDMENT OF BY-LAWS

SECTION 1.    BY THE SHAREHOLDERS:

The power to make, amend, or repeal By-Laws shall be in the Shareholders, and By-Laws may be repealed or amended or new By-Laws may be adopted at any annual Shareholders' meeting, or at any special meeting of the Shareholders called for that purpose, by a vote representing a majority of the allotted shares, or by written consent duly acknowledged in the same manner as conveyances .of real estate required by law to be acknowledged of the holders of a majority of the allotted shares, which written consent may be in one or more instruments.

SECTION 2.    BY THE DIRECTORS:

Subject to the power of the Shareholders to make, amend or repeal any By-Laws made by the Board of-Directors, a majority of the whole Board of Directors at any meeting thereof shall have the power to repeal and amend these By-Laws and to adopt new By-Laws. The foregoing By-Laws were regularly, adopted at the first meeting of the Shareholders of the corporation held on the 30th day of January, 1979, at 10:00 a.m., by a majority of the allotted capital stock.


                                             /s/Ronald Armocost
                                             Ronald Armocost
                                             Chairman of Meeting of
                                             Shareholders

                                             /s/Daniel Bagdanov
                                             Daniel Bagdanov
                                             Secretary of the Meeting of
                                             Shareholders

We, the undersigned, constituting (a) a majority of the Board of Directors, and (b) the Secretary of the above named corporation, certify that the foregoing is a true and exact copy of the By-Laws of the corporation duly adopted at a meeting of the Shareholders of the corporation held on the 30th day of January, 1979.

                                            /s/Ronald Armocost
                                            Ronald Armocost, President

                                            /s/Mason Morris
                                            Mason Morris, Vice President

                                            /s/Daniel Bagdanov
                                            Daniel Bagdanov, Director

                                 EX-10.1
                     AMENDMENT OF PROMISSORY NOTE

                    ASSIGNMENT OF OIL AND GAS LEASE

FOR THE VALUABLE CONSIDERATION, THE RECEIPT AND ADEQUACY OF WHICH IS HEREBY ACKNOWLEDGED, HAYSEED STEPHENS OIL, INC., 4201 I-20 SERVICE ROAD, WILLOW PARK, TEXAS 76087, HEREINAFTER CALLED ASSIGNOR, DOES HEREBY BARGAIN, SELL, CONVEY AND ASSIGN UNTO KIT KARSON CORPORATION, 4201 I-20 SERVICE ROAD, WILLOW PARK, TEXAS 76087, HEREINAFTER CALLED ASSIGNEE, CERTAIN RIGHTS AND INTEREST IN AND TO THE OIL AND GAS LEASES DESCRIBED ON THE ATTACHED EXHIBIT "A", AND THAT THE UNDERSIGNED, FOR THEMSELVES, THEIR HEIRS, SUCCESSORS AND ASSIGNS, THAT THE ASSIGNORS ARE LAWFUL OWNERS OF THE INTERESTS HEREIN ASSIGNED AND CONVEYED, AND THAT THE ASSIGNORS HAVE GOOD RIGHT AND AUTHORITY TO CONVEY THE SAME, AND THAT THE UNDERSIGNED WILL WARRANT AND DEFEND THE SAME AGAINST THE LAWFUL CLAIMS AND DEMANDS OF ALL PERSONS WHOEVER CLAIMING BY, THROUGH OR UNDER ASSIGNORS.

THIS ASSIGNMENT AND CONVEYANCE SHALL BE EFFECTIVE JANUARY 1, 1998.

IN WITNESS WHEREOF, THE UNDERSIGNED ASSIGNORS HAVE CAUSED THIS
INSTRUMENT TO BE EXECUTED THIS 2nd DAY OF FEBRUARY, 1998.


/s/  Hayseed Stephens
HAYSEED STEPHENS, PRESIDENT
HAYSEED STEPHENS OIL, INC.

STATE OF TEXAS

COUNTY OF PARKER

BEFORE ME, THE UNDERSIGNED AUTHORITY, ON THIS DAY PERSONALLY APPEARED HAYSEED STEPHENS KNOWN TO ME TO BE THE PERSON WHOSE NAME IS SUBSCRIBED TO THE FOREGOING INSTRUMENT, AND ACKNOWLEDGED TO ME THAT HE EXECUTED THE SAME FOR THE PURPOSES AND CONSIDERATION THEREIN EXPRESSED.

GIVEN UNDER MY HAND AND SEAL OF OFFICE ON THIS 2ND DAY OF
FEBRUARY, 1998.


NOTARY PUBLIC, STATE OF TEXAS

/s/  Debra A. Means
PRINTED NAME:  s/s Debra A. Means

COMMISSION EXPIRES:  1-6-2001

                                    EXHIBIT "A"

1.  25 PERCENT (.25)  OF THE WORKING INTEREST IN AND TO THE LIGHT
#1 GAS WELL, RRC #115731, API #42373820 AND 25% OF THE 75% OIL
AND GAS LEASE BETWEEN EUGENE DAVIS LIGHT AND VERNA P. LIGHT,
RECORDED IN VOLUME 1256, PAGE 1195, OF THE DEED RECORDS OF
PARKER COUNTY, TEXAS.

25 PERCENT (.25) OF THE WORKING INTEREST IN AND TO THE LIGHT #2 GAS WELL, RRC #116806, API 4236732870 OF THE OIL AND GAS LEASE BETWEEN EUGENE DAVIS LIGHT AND VERNA P. LIGHT, RECORDED IN VOLUME 1256, PAGE 1195, OF THE DEED RECORDS OF PARKER COUNTY, TEXAS.

2.  25 PERCENT (.25) OF THE WORKING INTEREST IN AND TO THE
WILLIAMS #1 GAS WELL, RRC #124117, API #423633023 AND 25
PERCENT OF THE 75 PERCENT OIL AND GAS LEASE BETWEEN NORMA
WILLIAMS, TED WILLIAMS AND CAROL WALDEN, RECORDED IN THE DEED
RECORDS OF PARKER COUNTY, TEXAS.  NORMA WILLIAMS IS RECORDED
IN VOLUME 1754, PAGE 50; TED WILLIAMS IS RECORDED IN VOLUME
1754, PAGE 54, AND CAROL WALDEN IS RECORDED IN VOLUME 1754, PAGE 58.

3. 25 PERCENT (.25) OF THE WORKING INTEREST IN AND TO THE DUNCAN OIL AND GAS LEASE, RRC #117226, API #4236732819 AND 25 PERCENT
OF THE 75 PERCENT OIL AND GAS LEASE BETWEEN DOVIE B. DUNCAN, RECORDED IN THE DEED RECORDS OF PARKER COUNTY, TEXAS, VOLUME 1264, PAGE 763.

4.  25 PERCENT (.25) OF THE WORKING INTEREST IN AND TO THE DOSS
OIL AND GAS LEASE RECORDED IN THE DEED RECORDS OF PARKER
COUNTY, TEXAS, VOLUME 1644, PAGE 1428.

                                      EX-10.2
                                  PROMISSORY NOTE


Effective Date:                                    County and State of
Transaction:

June 6, 2000                                       Parker County, Texas

MAKER (Name, Mailing Address and Zip Code): PAYEE (Name, Address and Zip Code)

Ness Energy International, Inc.                    Hayseed Stephens
4201 I-20 Service Road                             4201 I-20 Service Road
Willow Park, Texas 76087                           Willow Park, Texas 76087

Principal Amount:                                  Interest Rate:
$300,000.00                                        New York Prime Rate
                                                   Plus 2%

Number of Payments:         Amount of Each Payment:        Dates of Payment:

One                         $ All the principle amount      On or before
                              And all accrued interest      maturity,
                                                            June 6, 2001

1. Consideration. For value received the Maker promises to pay to the order of the Payee the Principal Amount together with interest according to the terms stated herein.

2. Payment. Principal and interest shall be payable in lawful money of the United States. Interest accrued to date shall be first deducted from the payments and the balance of each payment shall be applied to the Principal Amount. Payment shall be made at the address of the Payee on or before the due date.

3. Prepayment. Payment in advance may be made in any amounts, in which event interest shall be prorated accordingly.

4. Events of Default. Any of the following events shall, for purposes of this Note, constitute an event of default:

4a Misrepresentation. The making of any misrepresentation by the Maker to the Payee for the purpose of obtaining credit or an extension of credit.

4b. Creditor's Meeting. The calling of a meeting of the Maker's creditors;

4c. Committee of Creditors. The appointment of a committee of the Maker's creditors;

4d. Assignment for Benefit of Creditors. The making of an assignment for the benefit of the Maker's creditors;

4e. Receivership. The filing of a voluntary or involuntary petition for or the appointment of a receiver of the Maker's property;

4f. Bankruptcy. The filing of a voluntary petition by or an involuntary petition against the Maker under any provision of the Federal Bankruptcy Act;

4g. Attachment. The issuance of a warrant of attachment or for distraint against any of the Maker's property;

4h. Tax Lien. The issuance of a notice of tax lien against the Maker or the Maker's property;

4i. Judgments. The entry of a judgment against the Maker or the Maker's property;

4j. Nonpayment of Taxes. The Maker's failure to pay, withhold, collect or remit any tax or tax deficiency when assessed or due;

4k.  Death.  The Maker's death;

4l. Dissolution of Business. The dissolution of the Maker's Business;

4m. Bulk Sale. The making of a bulk sale by the Maker or the giving of notice of intent to do so;

4n. Encumbering Accounts Receivable or Property. The mortgage, pledge or assignment of the Maker's accounts receivable or other property;

4o. Suspension or Liquidation of Business. The suspension or liquidation of the Maker's usual business;

4p. Failure to Furnish Financial Information. The Maker's failure, after demand by the Payee, to furnish financial information to the Payee or permit the Payee to examine any of the Maker's books of account or records;

4q.  Default in Performance of Other Obligations.  The
Maker's failure to pay on any other note or obligation held by the Payee when due.

5. Acceleration. The unpaid principal and accrued interest shall become immediately due and payable at the option of the Payee or holder of this Note when:

5a. Any installment is not paid when due and Payee has given 10 days written notice by certified mail or delivery.

5b. The Maker fails to perform any term of any collateral instrument or ancillary agreement which secures or is executed contemporaneously with this Note for more than 15 days.

5c. Any event of default described herein remains unresolved or uncorrected for more than 15 days.

6. Non-Payment When due. If any payment of principal and interest due hereunder is not paid, the amount of such installment which has matured shall bear interest at the rate of 18% per annum from its maturity date until paid.

7. Remedies. In the event of default, the Payee shall have all the rights, options, duties and remedies of a secured party at law, in equity or by statute, including such remedies as may be specified for secured parties generally under the existing laws. In addition, Payee shall have the right to immediately retake possession of the Collateral Security for this Note.

8. Waivers and Applicable Law. The Maker, sureties, endorsers, and guarantors hereof severally waive demand for payment notice of non-payment, protest and notice of protest of this Note and consent to extensions of time for payment without notice. The construction validity and effect hereof shall be governed by the laws of this state and the Maker consents that suit or other collection proceedings to enforce this Note may be brought against him by the Payee or holder of this Note in the courts of the county in which the above address of the Payee is located.

9. Collection Fees. If this Note is placed in the hands of an attorney for collection, the Maker agrees to pay reasonable collection costs including reasonable attorney's fees therefore, whether or not suit is brought hereon. In the event of court action, the costs and fees shall be determined by the court. All costs and fees shall be added to the Principal Amount and bear interest at the same rate as on the Principal Amount.

10. Right of First Refusal. Should the Payee or Holder elect to sell, assign, or transfer this note to any third party, for a discount or for any amount of money less than the outstanding principal balance of this note at that time, then this sale, assignment, or transfer shall be accomplished only with the mutual written consent of the parties, and the Payee/Holder shall be obligated to first make the same offer to the Maker under the same terms and conditions as to the third party and the Maker shall have the right to purchase this note for the reduced amount within thirty (30) days of receipt of the notice from the Payee/Holder.

11. Usury Protection. Should any interest charge or other provision of this note violate any present or future usury laws applicable to this Promissory Note, then the interest rate or other terms shall automatically be reduced to the maximum amount permitted by law. The Maker shall have the duty to bring such laws to the attention of Payee. Failing to do so before payment shall be waiver by Maker of those restrictive limits.

12. Late Charge. A late charge of 10% of an overdue payment shall be charged as a penalty on any payment that is past due, in addition to any interest due for non-payment as otherwise provided for herein.

13.  Collateral Security.  This Note is secured by:  This
promissory note is unsecured.

14.  Other Provisions:   There are no other oral or written
provisions or agreements                                 to
this promissory note.

1.  /s/  Bob Lee                          Ness Energy International, Inc.
                                          Bob Lee

2.  /s/  Rick Palmer                      By: /s/ Harold "Hayseed" Stephens
    Rick Palmer                           Harold "Hayseed" Stephens

Signatures of Witnesses of Maker's Signature     Signature of Maker

                                     EX-10.3
                                 PROMISSORY NOTE


Effective Date:                                   County and State of
                                                  Transaction:

September 15, 2000                                Parker County, Texas

MAKER (Name, Mailing Address and Zip Code): PAYEE (Name, Address and Zip Code)

Ness Energy International, Inc.             Hayseed Stephens Oil Inc. (HSOI)
4201 I-20 Service Road                      4201 I-20 Service Road
Willow Park, Texas 76087                    Willow Park, Texas 76087

Principal Amount:                           Interest Rate:
$600,000.00                                New York Prime Rate Plus 2%

Number of Payments:      Amount of Each Payment:     Dates of Payment:

One                     $All the principle amount    On or before maturity,
                        And all accrued interest     September 15, 2001

1. Consideration. For value received the Maker promises to pay to the order of the Payee the Principal Amount together with interest according to the terms stated herein.

2. Payment. Principal and interest shall be payable in lawful money of the United States. Interest accrued to date shall be first deducted from the payments and the balance of each payment shall be applied to the Principal Amount. Payment shall be made at the address of the Payee on or before the due date.

3. Prepayment. Payment in advance may be made in any amounts, in which event interest shall be prorated accordingly.

4. Events of Default. Any of the following events shall, for purposes of this Note, constitute an event of default:

4a Misrepresentation. The making of any misrepresentation by the Maker to the Payee for the purpose of obtaining credit or an extension of credit.

4b. Creditor's Meeting. The calling of a meeting of the Maker's creditors;

4c. Committee of Creditors. The appointment of a committee of the Maker's creditors;

4d. Assignment for Benefit of Creditors. The making of an assignment for the benefit of the Maker's creditors;

4e. Receivership. The filing of a voluntary or involuntary petition for or the appointment of a receiver of the Maker's property;

4f. Bankruptcy. The filing of a voluntary petition by or an involuntary petition against the Maker under any provision of the Federal Bankruptcy Act;

4g. Attachment. The issuance of a warrant of attachment or for distraint against any of the Maker's property;

4h. Tax Lien. The issuance of a notice of tax lien against the Maker or the Maker's property;

4i. Judgments. The entry of a judgment against the Maker or the Maker's property;

4j. Nonpayment of Taxes. The Maker's failure to pay, withhold, collect or remit any tax or tax deficiency when assessed or due;

4k.  Death.  The Maker's death;

4l. Dissolution of Business. The dissolution of the Maker's Business;

4m. Bulk Sale. The making of a bulk sale by the Maker or the giving of notice of intent to do so;

4n. Encumbering Accounts Receivable or Property. The mortgage, pledge or assignment of the Maker's accounts receivable or other property;

4o. Suspension or Liquidation of Business. The suspension or liquidation of the Maker's usual business;

4p. Failure to Furnish Financial Information. The Maker's failure, after demand by the Payee, to furnish financial information to the Payee or permit the Payee to examine any of the Maker's books of account or records;

4q.  Default in Performance of Other Obligations.  The
Maker's failure to pay on any other note or obligation held by the Payee when due.

5. Acceleration. The unpaid principal and accrued interest shall become immediately due and payable at the option of the Payee or holder of this Note when:

5a. Any installment is not paid when due and Payee has given 10 days written notice by certified mail or delivery.

5b. The Maker fails to perform any term of any collateral instrument or ancillary agreement which secures or is executed contemporaneously with this Note for more than 15 days.

5c. Any event of default described herein remains unresolved or uncorrected for more than 15 days.

6. Non-Payment When due. If any payment of principal and interest due hereunder is not paid, the amount of such installment which has matured shall bear interest at the rate of 18% per annum from its maturity date until paid.

7. Remedies. In the event of default, the Payee shall have all the rights, options, duties and remedies of a secured party at law, in equity or by statute, including such remedies as may be specified for secured parties generally under the existing laws. In addition, Payee shall have the right to immediately retake possession of the Collateral Security for this Note.

8. Waivers and Applicable Law. The Maker, sureties, endorsers, and guarantors hereof severally waive demand for payment notice of non-payment, protest and notice of protest of this Note and consent to extensions of time for payment without notice. The construction validity and effect hereof shall be governed by the laws of this state and the Maker consents that suit or other collection proceedings to enforce this Note may be brought against him by the Payee or holder of this Note in the courts of the county in which the above address of the Payee is located.

9. Collection Fees. If this Note is placed in the hands of an attorney for collection, the Maker agrees to pay reasonable collection costs including reasonable attorney's fees therefore, whether or not suit is brought hereon. In the event of court action, the costs and fees shall be determined by the court. All costs and fees shall be added to the Principal Amount and bear interest at the same rate as on the Principal Amount.

10. Right of First Refusal. Should the Payee or Holder elect to sell, assign, or transfer this note to any third party, for a discount or for any amount of money less than the outstanding principal balance of this note at that time, then this sale, assignment, or transfer shall be accomplished only with the mutual written consent of the parties, and the Payee/Holder shall be obligated to first make the same offer to the Maker under the same terms and conditions as to the third party and the Maker shall have the right to purchase this note for the reduced amount within thirty (30) days of receipt of the notice from the Payee/Holder.

11. Usury Protection. Should any interest charge or other provision of this note violate any present or future usury laws applicable to this Promissory Note, then the interest rate or other terms shall automatically be reduced to the maximum amount permitted by law. The Maker shall have the duty to bring such laws to the attention of Payee. Failing to do so before payment shall be waiver by Maker of those restrictive limits.

12. Late Charge. A late charge of 10% of an overdue payment shall be charged as a penalty on any payment that is past due, in addition to any interest due for non-payment as otherwise provided for herein.

13.  Collateral Security.  This Note is secured by:  This
promissory note is unsecured.

14.  Other Provisions:   There are no other oral or written
provisions or agreements to this promissory note.

(1)  /s/  Wallie Littlefield              Ness Energy International, Inc.
     Wallie Littlefield

(2)  /s/  Bob Lee                         By: /s/ Harold "Hayseed" Stephens
     Bob Lee                              Harold "Hayseed" Stephens

Signatures of Witnesses of Maker's Signature    Signature of Maker

                                   EX-10.4
                                  AGREEMENT

This agreement dated November 20, 2000 between Ness Energy
International, Inc. (Ness) and Hesed Energy International Inc.
(Hesed) is effective for the period January 1, 2000 through December 31, 2002.

Ness agrees to provide Hesed with management and accounting for a monthly fee of $3000.00.

Hesed agrees to provide office space for Ness for a monthly fee of $350.00.


/s/  Bob Lee                                     /s/   Hayseed Stephens
Bob Lee                                          Hayseed Stephens
CFO                                              President & CEO

Ness Energy International, Inc.                Hesed Energy International, Inc.

                                  EX-10.5
                                 AGREEMENT

This agreement dated November 20, 2000 between Ness Energy
International, Inc. ("Ness") and Hayseed Stephens Oil, Inc.
("HSOI") is effective for the period January 1, 2000 through December 31, 2002.

Ness agrees to provide HSOI with the following:

Management and accounting for a monthly fee of $2500.00.

Telephone, fax and cellular phone for a monthly fee of $150.00.

Copier use fee, paper, toner and maintenance for a monthly fee of $100.00.


/s/  Hayseed Stephens                         /s/  Bob Lee
Hayseed Stephens Oil Inc.                     CFO
President & CEO                               Ness Energy International, Inc.

                                 EX-10.6
                     AMENDMENT OF PROMISSORY NOTE


March 21, 2001

The promissory note dated June 6, 2000 whereby Hayseed Stephens agreed to loan Ness Energy International, Inc., up to $300,000.00 at an interest rate of prime plus 2% to be repaid, including interest, in one payment by June 6, 2001 is hereby amended as follows:

The repayment date is extended to June 6, 2002.

All other conditions remain unchanged.

(1)  /s/  Mary Gene Stephens                 /s/  Hayseed Stephens
                                             Hayseed Stephens

(2)  /s/  Kaye Oakes                        /s/  Bob Lee
                                            Bob Lee

Ness Energy International, Inc.

Signatures of Witnesses          Signature of Maker and Payee

                                 EX-10.7
                     AMENDMENT OF PROMISSORY NOTE

March 21, 2001

The promissory note dated September 15, 2000 whereby Hayseed Stephens agreed to loan Ness Energy International, Inc., up to $600,000.00 at an interest rate of prime plus 2% to be repaid, including interest, in one payment by September 15, 2001 is hereby amended as follows:

The repayment date is extended to September 15, 2002.


All other conditions remain unchanged.

(1)  /s/  Kaye Oakes                           /s/  Hayseed Stephens
                                               Hayseed Stephens
                                               Hayseed Stephens Oil, Inc.

(2)  /s/  Walter Littlefield                   /s/  Bob Lee
                                               Bob Lee

Ness Energy International, Inc.

Signatures of Witnesses          Signature of Maker and Payee

                                  EX-10.8
                      AMENDMENT OF PROMISSORY NOTE


May 8, 2001

The promissory note dated June 6, 2000 and amended March 21, 2001 whereby Hayseed Stephens, agreed to loan Ness Energy
International, Inc., up to $300,000.00 at an interest rate of prime plus 2% to be repaid, including interest, in one payment by June 6, 2001, is hereby amended as follows:

The repayment date is extended to July 1, 2002.

All other conditions remain unchanged.

(1)  /s/  Kaye Oakes                    /s/  Hayseed Stephens
                                       Hayseed Stephens

(2)  /s/  Walter Littlefield           /s/  Bob Lee
                                       Bob Lee

Ness Energy International, Inc.

Signatures of Witnesses          Signature of Maker and Payee

                                 EX-10.9
                      AMENDMENT OF PROMISSORY NOTE

May 8, 2001

The promissory note dated September 15, 2000 and amended March 21, 2001 whereby Hayseed Stephens Oil, Inc., agreed to loan Ness Energy International, Inc., up to $600,000.00 at an interest rate of prime plus 2% to be repaid, including interest, in one payment by September 15, 2002 is hereby amended as follows:

The amount is changed to up to $1,000,000.00.

All other conditions remain unchanged.

(1)  /s/  Kaye Oakes                         /s/  Hayseed Stephens
                                             Hayseed Stephens
                                             Hayseed Stephens Oil, Inc.

(2)  /s/  Walter Littlefield                 /s/  Bob Lee
                                             Bob Lee

Ness Energy International, Inc.

Signatures of Witnesses          Signature of Maker and Payee