Form 10KSB/A
period 2000-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2001-11-13
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A
                              (Amendment No. 2)

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

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                            TABLE OF CONTENTS

PART I                                                                PAGE

ITEM 1.  BUSINESS                                                        3

ITEM 2.  PROPERTIES                                                      8

ITEM 3.  LEGAL PROCEEDINGS                                              10

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS              10

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                            11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  14

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    17

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                         17

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                17

ITEM 10.  EXECUTIVE COMPENSATION                                        21

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                         22

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                23

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
          FINANCIAL STATEMENTS                                          24

SIGNATURES                                                              26

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

Description of Business.

In Spring of 1998, Hesed Energy International, Inc.
("Hesed") an affiliate of the Registrant, which at that time was known as Ness Energy International, Inc., entered into a contract with the Israel Oil Company. Under this contract, Hesed was entitled to acquire, subject to regulatory approvals in Israel, drilling rights in part of the Dead Sea area in Israel.
This was, subsequently, designated as the "Hesed License." In early fall of 1998, the necessary regulatory approvals in Israel were granted. While the Hesed License itself was granted to Israel Oil Company, the Israel Petroleum Commissioner specifically approved this firm's assignment of the rights in over 95% of the license area to Hesed. The Israeli regulatory authority set an April 1, 2000 deadline for "spudding-in" a well within the Hesed License area; that date was subsequently extended to June 1, 2001 so additional funding arrangements can be put in place to allow the Registrant to acquire 45% of the working interest in the Hesed License. The Registrant is currently funding a seismic study in the Hesed License area where a re-entry in the Har Sedom #1 well is planned. The
Metzada License (also owned by Hesed) has an October 1, 2001 spud-in date requirement. The Registrant also has an agreement with Hesed whereby it has the opportunity to acquire 45% interest in the Metzada License. Both working interest agreements are oral at this point but the parties intend to commit them to writing in the near future.

The Registrant has been certified by the State of Israel as a Petroleum Works Contractor and has a drilling operating agreement with Hesed whereby the Registrant will drill and operate in a Hesed License area.

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

The Hesed License covers approximately 55.3 square miles at the southwest end of the Dead Sea. The Registrant plans to drill the initial well, Elohim Perazim #1, past 27,000 feet. The estimated total cost of drilling and completing this well is $30,392,949. The Hesed License is located at the southwest end of the Dead Sea.

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

Other Transaction.

Management of the Registrant and Restaurant Teams International, Inc. ("RTIN") were brought together by an individual familiar with both companies with the belief that each could benefit from the other's business knowledge. As interest in each company grew, discussions were held between the Registrant's president, Hayseed Stephens, and a director, Richard Nash, and RTIN chairman Swenson and CEO Curtis Swenson concerning an exchange of stock between the two companies.

On March 22, 2000, the board of directors of the Registrant agreed to exchange $1,000,000 in company common stock (780,488 shares at $1.28 current market price) for $1,000,000 in Restaurant Teams International, Inc. ("RTIN") common stock
(1,000,000 shares at $1.00 current market price).  The
Registrant's board of directors considered this investment has growth potential, could be in the long range be sold for a profit and improve the Registrant's balance sheet without a cash outlay.
This decision was based on historical information about this company which was presented to the board of directors by Mr. Stephens. The exchange took place with RTIN who then used the stock received from the company as a dividend to their shareholders.

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

                              PROVED GAS RESERVES
                                   January 1, 2001

                                              Gas            Future
                                             (MCF)          Net Revenue

Proved developed reserves                      32,840        $ 84,270
Proved developed non-producing reserves        86,250        $119,550
     Total proved reserves                    119,090        $204,270

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

(a) In June 1999, the Registrant entered into a series of agreements Hesed Energy International, Inc., a company under common control with the Registrant, whereby this firm was to provide the majority of the Registrant's management, general and administrative and facilities. The agreements were effective January 1, 1999 and provided for monthly payments of $3,350 through December 31, 2000. Effective January 1, 2000, the agreement was amended
(dated November 20, 2000) whereby the Registrant now rents office space from Hesed and provides management and general and administrative services to Hesed. The Registrant pays rent of $350 per month and receives $3,000 per month for management and services. The amended agreement was effective through December 31, 2000.

(b) Hayseed Stephens Oil, Inc., a company under common ownership with the Registrant, collects the net oil and gas revenues from the Registrant's properties and remits the funds to the Registrant. In addition, the Registrant has entered into an agreement with Hayseed Stephens Oil whereby the Registrant receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002. At December 31, 2000 and 1999, the Registrant was owed $37,888 and $3,655, respectively and are included in accounts payable - related party.

Also included in accounts payable - related party are advances and payments made on behalf of Registrant by Hesed and payments were made by the Registrant on the project in Israel on behalf of the related party. This related party owns licenses that provide for the right to drill for oil and gas in the Dead Sea area of Israel. While the Registrant does not own the rights in Israel, it is intended that the Registrant will benefit from the well to be drilled either through a business combination or some other arrangement. Discussions have been held on the method under which the Registrant will be involved with the project in Israel.

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

(e) The Registrant has an agreement with Hesed whereby it has the opportunity to acquire a 45% interest in both the Hesed and Metzada Licenses. Both working interest agreements are oral at this point but the parties intend to commit them to writing in the near future.

(f) The Registrant has a drilling operating agreement with Hesed whereby the Registrant will drill and operate in the Hesed License area. Under this agreement, the Registrant will be operator of this license and wells to be drilled thereon and will conduct and direct and have full control of all operations on this License as permitted and required by, and within the limits of, that agreement. In consideration of this agreement, Hesed agrees to pay to the Registrant its respective share of the Total Intangible Cost (as defined under the agreement) as soon as practical after the execution of the agreement.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.                                   Page

Independent Auditor's Report                                       27

Balance Sheets as of
December 31, 2000 and December 31, 1999                            28

Statements of Operations for the years
ended December 31, 2000 and December 31, 1999
and cumulative since re-entering
development stage on January 1, 1998                               30

Statement of Changes in Stockholders' Equity
for the years ended December 31, 2000 and
December 31, 1999                                                  31

Statements of Cash Flows for the years
ended December 31, 2000 and December 31, 1999
and cumulative since re-entering
development stage on January 1, 1998                               33

Notes to Financial Statements                                      34

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Ness Energy International, Inc.


Dated: November 8, 2001                  By: /s/ Hayseed Stephens
                                         Hayseed Stephens, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                              Date

/s/ Hayseed Stephens        President/Chief Executive     November 8, 2001
Hayseed Stephens            Officer/Director

/s/ Mary Gene Stephens      Secretary/Treasurer           November 8, 2001
Mary Gene Stephens

/s/ Robert E. Lee, Jr.      Chief Financial Officer       November 8, 2001
Robert E. Lee,Jr.          (principal financial and
                            accounting officer)

/s/ Richard W. Nash         Director                      November 8, 2001
Richard W. Nash

/s/ Mark L. Bassham         Director                      November 8, 2001
Mark L. Bassham

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

Number                              Description


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

10.2    Promissory Note from the Registrant to Hayseed
        Stephens, dated June 6, 2000.

10.3    Promissory Note from the Registrant to Hayseed Stephens
        Oil, Inc., dated September 15, 2000.

10.4    Agreement between the Registrant and Hesed Energy
        International, Inc., dated November 20, 2000 (see below).

10.5    Agreement between the Registrant and Hayseed Stephens
        Oil, Inc., dated November 20, 2000 (see below).

10.6 Drilling Agreement between the Registrant and Hesed Energy International, Inc.,, dated December 27, 2000 (see below).

10.7    Amendment of Promissory Note to Hayseed Stephens, dated
        March 21, 2001.

10.8    Amendment of Promissory Note to Hayseed Stephens Oil,
        Inc., dated March 21, 2001.

10.9    Amendment of Promissory Note to Hayseed Stephens, dated
        May 8, 2001.

10.10   Amendment of Promissory Note to Hayseed Stephens Oil,
        Inc., dated May 8, 2001.