Form 10QSB
period 2001-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2001-11-19
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                         FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of September 30, 2001, the Registrant had 57,617,235 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF SEPTEMBER 30, 2001                       3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000,
              AND FOR THE PERIOD FROM JANUARY 1, 1998
              (RE-ENTERING DEVELOPMENT STAGE)
              THROUGH SEPTEMBER 30, 2001                                   5

              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                7

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000,
              AND FOR THE PERIOD FROM JANUARY 1, 1998
              (RE-ENTERING DEVELOPMENT STAGE)
              THROUGH SEPTEMBER 30, 2001                                  9

              NOTES TO FINANCIAL STATEMENTS                              10

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18

     ITEM 5.  OTHER INFORMATION                                          18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURE                                                                19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           NESS ENERGY INTERNATIONAL, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                 SEPTEMBER 30, 2001
                                    (Unaudited)

                                      ASSETS

CURRENT ASSETS
 Cash                                                            $   9,581
 Investments - available for sale                                        -
  Total current assets                                               9,581

PROPERTY AND EQUIPMENT
 Oil and gas properties, unproved                                        -
 Oil and gas properties, proved                                    142,686
 Less accumulated depreciation and depletion                        26,945
  Total oil and gas properties                                     115,741

OTHER ASSETS
Fixed assets, net of accumulated depreciation of $27,324 and
  $17,656 at September 30, 2001 and December 31, 2000,
  respectively                                                      36,034
Deposits                                                             4,915
                                                                    40,949

TOTAL ASSETS                                                     $ 166,271

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
 Accounts payable and accrued expenses                             139,345
 Accounts payable - related party                                   53,716
  Total current liabilities                                        193,061

NOTE PAYABLE - RELATED PARTY                                     1,400,757

CONTINGENCIES                                                            -

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.10 par value
  10,000 shares authorized, none issued                                  -
Common stock, no par; 200,000,000 shares authorized;
 57,617,235 shares issued and outstanding                        9,168,644

Retained deficit prior to reentering
 Development stage - January 1, 1998                           ( 2,630,233)
Deficit accumulated since reentering
 Development stage - January 1, 1998                           ( 7,502,242)
Deferred consulting                                               (463,716)
Accumulated other comprehensive income                                   -
  Total stockholders' equity (deficit)                          (1,427,547)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               166,271

               See Accompanying Notes to Financial Statements

                       NESS ENERGY INTERNATIONAL, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                                             Cumulative
                                                                                               Amounts
                                                                                                Since
                                                                                             Re-entering
                                                                                             Development
                                       Three Months Ended          Nine Months Ended             Stage
                                          September 30               September 30             January 1
                                       2001             2000       2001           2000          1998
REVENUES
 Oil and gas revenues                 $     3,238      $     7,293  $    17,605    $  17,320   $   88,133

EXPENSES
 Lease operating expenses                   1,040              626        3,184        4,343       22,312
 Production taxes                             258              498        1,327        1,255        6,487
 Compression expenses                         254              468          564        1,688        9,862
 Depreciation and depletion                 5,194            4,376       15,579       13,127       54,268
 Litigation settlement                   (240,000)               -            -            -    1,392,900
 General and administrative               650,635          389,239    1,503,584      942,766    5,025,845
  Total operating expenses                417,381          395,207    1,524,238      963,179    6,511,674

Operating income (loss)                  (414,143)        (387,914)  (1,506,633)    (945,859)  (6,423,541)

Interest expense - related party          (23,220)          (4,789)     (69,361)      (5,163)     (86,546)
Loss on investments                             -                -   (1,000,000)           -   (1,000,000)
Other Income                                  291              220          716          825        7,845

  Net gain (loss) before income taxes    (437,072)        (392,483)  (2,575,278)    (950,197)  (7,502,242)


Income tax benefit                              -                -            -            -            -

NET LOSS                                 (437,072)        (392,483)  (2,575,278)    (950,197) (7,502,242)

Other comprehensive income, net of tax
 Unrealized losses on investments               -         (327,850)           -     (921,850)          -

Comprehensive loss                       (437,072)        (720,333)  (2,575,278)  (1,872,047) (7,502,242)

Net loss per weighted average share         (0.01)           (0.01)       (0.05)       (0.02)      (0.14)

Weighted average shares outstanding    57,295,360       55,680,075   56,877,925   55,365,661  53,615,729


                     See Accompanying Notes to Financial Statements

                           NESS ENERGY INTERNATIONAL, INC.
                            (A Development Stage Company)
                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)

                                                    Accumulated    Accumulated
                                                      Deficit         Deficit
                                                     Prior to          Since
                                                    Reentering     Reentering
                                                    Development    Development    Accumulated
                                                       Stage          Stage          Other
                             Common Stock           January 1      January 1      Comprehensive   Deferred
                           Shares       Amount        1998           1998            Income      Consulting
BALANCE
 December 31, 1997         35,809,356   $2,630,233  (2,630,233)             -             -               -
 Issuance of common
  stock                    20,529,674    5,116,950           -              -             -       (789,820)
 Recognition of
  services performed
  for common stock                  -            -           -              -             -        599,011
Net loss                            -            -           -      (4,926,964)    (937,500)             -

BALANCE
 December 31, 2000         56,339,030    7,747,183  (2,630,233)     (4,926,964)    (937,500)      (190,809)
  Issuance of common
  stock for employee
   bonuses                     85,000       80,394           -               -            -              -
 Issuance of common
   stock for future
    services                  600,000      569,180           -               -            -       (569,180)
 Issuance of common
  stock for services          193,205      195,887           -               -            -              -

 Issuance of common
  stock for lawsuit
  settlement                  400,000      576,000           -               -            -       (576,000)

 Recognition of
  services performed
  for common stock                  -            -           -               -            -        632,273
 Recognition of
  lawsuit settlement for
   common stock                     -            -           -               -            -        240,000

 Net depreciation of
  securities available
  for sale                          -            -           -               -      (62,500)             -

 Realized loss on
   investments                      -            -           -               -    1,000,000              -
 Net loss                           -            -           -       (2,575,278)          -              -

BALANCE
 September 30, 2001        57,617,235    9,168,644  (2,630,233)      (7,502,242)          -       (463,716)

                    See Accompanying Notes to Financial Statements

                          NESS ENERGY INTERNATIONAL, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                   Cumulative
                                                                     Amounts
                                                                      Since
                                                                   Re-entering
                                                                   Development
                                          Nine Months Ended           Stage
                                             September 30          January 1
                                         2001            2000        1998

NET CASH USED IN OPERATING ACTIVITIES   ($924,379)      ($450,540) $(2,908,011)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of other fixed assets                 -            (659)      (2,358)
  Cash used in investing activities             -            (659)      (2,358)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from borrowings - related
  party                                   883,200          50,000    1,400,757
 Proceeds from issuance of common
   stock                                        -               -    1,519,193
    Cash provided by financing
     activities                           883,200          50,000    2,919,950

  Increase (decrease) in cash for period  (41,179)       (401,199)       9,581

CASH, BEGINNING OF PERIOD                  50,760         414,692            -

CASH, END OF PERIOD                         9,581          13,493        9,581

               See Accompanying Notes to Financial Statements

                        NESS ENERGY INTERNATIONAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  UNAUDITED INFORMATION

The balance sheet as of September 30, 2001 and the statements of operations for the three month and nine month periods ended September 30, 2000 and September 30, 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2001 and the results of operations for the three month and nine month periods ended September 30, 2000 and September 30, 2001.

NOTE 2.  BASIS OF PRESENTATION

The condensed financial statements of Ness Energy International, Inc. (the "Company") as of September 30, 2000 and September 30, 2001 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

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

NOTE 3.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") are calculated by dividing the net income or loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilution is not assumed to occur when the effect would be anti-dilutive (e.g., reduced loss per share).

NOTE 4.  INVESTMENTS IN SECURITIES

Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific identification method.

The Company did not sell any securities during the nine months ended September 30, 2001. However, this investment held as of December 31, 2000 was deemed to have suffered a permanent decline in value during the period ended June 30, 2001 as the security stopped trading on the over the counter market. The $1,000,000 cost was written off during the second quarter 2001 and is recorded as a loss in the accompanying financial statements under the nine months ended September 30, 2001 section. Subsequent to September 30, 2001, the stock has been relisted and has begun trading again on the over the counter market and on November 15, 2001 was trading in the $0.30 range. A decision will be made at a later date if it is to be reinstated as an investment or sold.

The Company had no investment securities classified as trading or held to maturity at September 30, 2001.

NOTE 5.  LONG TERM DEBT

The Company has notes payable at September 30, 2001 as follows:

Note 1

     Payable to:               Hayseed Stephens
     Amount:                   $300,000
     Outstanding Balance:      $277,057
     Accrued Interest:         $  3,090
     Interest Rate:            Prime Rate +2%
     Due Date:                 September 30, 2002
     Collateral:               Unsecured

The interest is included in accounts payable related party and is paid on a current basis. Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the Company to use for operations.

Note 2
     Payable to:               Hayseed Stephens Oil, Inc. ("HSOI")
     Amount:                  $2,000,000
     Outstanding Balance:     $1,123,700
     Accrued Interest:        $   43,487
     Interest Rate:           Prime Rate +2%
     Due Date:                September 30, 2002
     Collateral:              Unsecured

The interest is included in accounts payable related party and is paid on a current basis. HSOI sold some of the Ness Energy stock that it owns and loaned the proceeds to the Company to use for operations.

NOTE 6.  LITIGATION SETTLEMENT

In December 2000, the Company was included in a lawsuit filed in the U.S. District Court for the Southern District of Texas. The Plaintiff demanded the return of a $200,000 investment in common stock of Hesed Energy International, Inc., (Hesed), a related company and other compensation. During the third quarter of 2001, the Registrant entered into an agreement with a related party relating to the lawsuit settlement arrived at in the second quarter of 2001. In June 2001, the Registrant issued 400,000 shares of its common stock to settle a lawsuit with a shareholder of the related party. An agreement was reached where the related party agreed that the $240,000 settlement paid by the Company would be used to reduce the payable the Registrant has to the related party. In addition, all legal fees will be absorbed by the Registrant, and the common stock of the related party to be received in the settlement will belong to the related party.

NOTE 7.  NONCASH INVESTING AND FINANCING ACTIVITIES:

Noncash investing and financing activities for the nine months ended September 30, 2001 are as follows:

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

     In August 2001, the Company issued 150,000 shares of its common stock to an employee as part of an employment contract. Deferred consulting of $161,250 was recorded based on the daily average stock price on the date of issuance.

     In August 2001, the Company issued 41,099 shares of its common stock to an employee as compensation. Compensation was recorded based on the average stock price for each month for which services were performed.

     In August 2001, the Company issued 70,306 shares of its common stock for professional services rendered. Compensation was recorded based on the daily average stock price on the date of issuance.

     In September 2001, the Company issued 200,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $213,000 was recorded based on the daily average stock price on the date of issuance.

     In September 2001, the Company issued 26,800 shares of its common stock for professional services rendered. Compensation was recorded based on the daily average stock price on the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

     Prior to October 1997, the Registrant had been dormant for approximately twelve years. On October 8, 1997 management entered into an agreement whereby Hayseed Stephens would take over operations and control of the Registrant in exchange for oil and gas properties. This was approved by the board of directors of Kit Karson Corporation and change of control occurred on December 22, 1997. In July 1999, the Registrant changed its name from Kit Karson Corporation to Ness Energy International, Inc. ("Ness").

     Ness is the development stage and is continuing with its plan of exploration for and development of oil and natural gas in Texas, but primarily in Israel. The current plan is to drill the Emunah #1 in the Metzada License area as soon as the funds are raised. This license is at the southwest end of the Dead Sea in Israel and is owned by a related company. Ness will drill and be the operator on the wells.

     Management is continuing discussions regarding the combination of the Registrant with related companies, Hesed Energy International, Inc. and Ness of Texas as they have common objectives and common control.

Results of Operations.

(a) Comparison of the three month periods ended September 30, 2000 and September 30, 2001.

     Revenues. Operating revenues for three month period ended September 30, 2000 were $7,293 with an operating loss of $387,914. Operating revenues for three month period ended September 30, 2001 were $3,238 a 56% decrease from 2000, with an operating loss of $414,143. The 56% decrease in revenues from 2000 is the combined result of a 40% decrease in natural gas production, and a 29% decrease in natural gas prices.

     Costs and Expenses. Costs and expenses for the three month period ended September 30, 2001 decreased by $40 or 3% to $1,552 as compared to $1,592 for the corresponding period ended September 30, 2000. Litigation settlement reflects a credit of $240,000 which is the result of a reversal of that amount recorded in the prior quarter of 2001 (see Note 6 to the financial statements). General and Administrative Costs in 2001 increased by 67% to $650,635 as compared to $389,239 for the same three month period in 2000 due to higher professional fees, increased cost for geology and drilling consultants and increased travel expense to Israel for President Hayseed Stephens and consultants.

     Net Income (Loss). The Registrant had a net loss for the three month period ended September 30, 2001 of $437,072 compared to net loss of $392,483 for the same period in 2000, representing $.01 and $.01 per share, respectively. The increased net loss of $123,894 in 2001 compared to 2000 is due to increased professional fees and higher travel expense partially offset by a reversal of prior period lawsuit settlement cost.

(b) Comparison of the nine month period ended September 30, 2000 and September 30, 2001.

     Revenues. Operating revenues for the nine month period ended September 30, 2000 were $17,320 with an operating loss of $945,859. Operating revenues for the nine month period ended September 30, 2001 were $17,605 a 2% increase from 2000 with an operating loss of $1,524,238. The 2% increase in revenues from 2000 is the net result of a 34% decrease in natural gas production offset by a 55% increase in natural gas prices in 2001.

     Costs and Expenses. Costs and expenses for the nine month period ended September 30, 2001 decreased by $2211 or 30% to $5075 as compared to $7286 for the corresponding period ended September 30, 2000. The 30% decrease is mostly the result of lower compression expense due to lower natural gas production. General and administrative expenses in 2001 increased by 59% to $1,503,584 as compared to $942,766 for the same nine month period in 2000. The higher expenses are the result of an increased effort by the Registrant to obtain financing to join Hesed and Ness of Texas in locating the drilling sites and drilling wells in Israel. The major areas of increased expenses were high salary cost do to increased personnel, increased legal fees due to work on the SB-2 and establishing Ness as a petroleum works contractor in Israel and as the operator of the wells higher professional fees for planning, locating and evaluating drilling rigs and increased travel costs for numerous trips to Israel by President Hayseed Stephens and consultants. This Form SB-2 was withdrawn so that the Registrant could re-evaluate its financing options.

     Net Income (Loss). The Registrant had a net loss for the nine month period ended September 30, 2001 of $2,575,278 compared to a net loss of $950,197 for the same period in 2000, representing $0.05 and $0.02 per share respectively. The increased net loss of $1,625,081 is the combined result of a write off of an investment in securities (see
Note 4 to the financial statements), higher personnel and professional fee costs to establish Ness as a certified petroleum works contractor in Israel and as the driller and operator of the Israel wells, and increased legal fees associated primarily with work on the SB-2 stock offering.

Liquidity and Capital Resources.

     The Registrant has a 25% working interest in gas wells in Parker County, Texas. Revenue is limited to a small amount due to a low volume produced in these wells. In the three months ended September 30, 2001, capital of $883,200 was received through a loan from a related party (see Note 5 to the financial statements). During the development stage, the Registrant is dependent on stock sales, direct investment in the leases and acquiring loans to fund operations.

     The Registrant has engaged new counsel to complete a new Form SB-2. Plans are to submit this new registration upon its completion.

Forward Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     (a) In July 2000, a complaint was filed in District Court of Ector County, Texas demanding payment of a $325,000 commission on the purchase of an Ideco 3000 drilling rig by the Registrant from Interfab, Ltd. (Cho-Taw, Inc., Bob Hawk dba Bob Hawk & Associates, and Lynne E. Thomas v. Ness Energy International, Inc. and Interfab, Ltd., Case No. B-109443). The Registrant denies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and discovery is underway. Management of the Registrant cannot take any position at this time as to the likely outcome of this matter.

     (b) In December 2000, the Registrant was named in an action filed in the U.S. District for the Southern District of Texas demanding the return of a $200,000 investment in common stock and other compensation (Curry Glassell Roberts v. Ness Energy International, Inc., et al., Case No. H-00-3840). The Registrant denies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and settlement negotiations have been undertaken by the parties. Management of the Registrant cannot take any position at this time as to the likely outcome of this matter.

     (c) On September 12, 2001, a complaint was filed in District Court of Harris County, Texas demanding the release of 1,000,000 shares of restricted common stock issued by the Registrant to the plaintiff in connection with a services contract (Petty International Development Corp. v. Ness Energy International, Inc. and Fidelity Transfer Company, Case No. 2001-46741). The Registrant denies all liability whatsoever to plaintiff and will contest this matter vigorously. Management of the Registrant cannot take any position at this time as to the likely outcome of this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended September 30, 2001:

     (a) In August 2001, the Company issued 150,000 shares of its common stock to an employee as part of an employment contract.
Deferred consulting of $161,250 was recorded based on the daily average stock price on the date of issuance.

     (b) In August 2001, the Company issued 41,099 shares of its common stock to an employee as compensation. Compensation was recorded based on the average stock price for each month for which services were performed.

General Information.

     No commissions or fees were paid in connection with these sales. All of theses sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated investors as defined in Rule 502;

     the information specified in paragraph (b)2(ii)(B) and paragraph
     (b)(2)(ii)(C) of this section was provided to each investor;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K was filed on September 17, 2001 to report, under Item 5, that the Israel Petroleum Commissioner has notified Israel Oil Company and Hesed Energy International, Inc. ("Hesed"), a private company related to the Registrant, that effective on September 9, 2001 these companies will no longer have the rights to the license between Hesed and the IOC regarding drilling rights in part of the Dead Sea area in Israel. This was designated as the "Hesed License."

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Ness Energy International, Inc.



Dated: November 16, 2001                By: /s/ Hayseed Stephens
                                        Hayseed Stephens, President

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

3.5    Bylaws, dated May 15, 2000 (incorporated by reference to
       Exhibit 3.5 of the Form 10-KSB/A filed on November 13, 2001).

10.1   Assignment of Oil and Gas Lease from Hayseed Stephens Oil,
       Inc. to the Registrant, dated January 1, 1998 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB/A filed on November 13, 2001).

10.2 Promissory Note from the Registrant to Hayseed Stephens, dated June 6, 2000 (incorporated by reference to Exhibit
       10.2 of the Form 10-KSB/A filed on November 13, 2001).

10.3 Promissory Note from the Registrant to Hayseed Stephens Oil, Inc., dated September 15, 2000 (incorporated by reference to
       Exhibit 10.3 of the Form 10-KSB/A filed on November 13, 2001).

10.4   Agreement between the Registrant and Hesed Energy
       International, Inc., dated November 20, 2000 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A filed on November 13, 2001).

10.5   Agreement between the Registrant and Hayseed Stephens Oil,
       Inc., dated November 20, 2000 (incorporated by reference to
       Exhibit 10.5 of the Form 10-KSB/A filed on November 13, 2001).

10.6   Drilling Agreement between the Registrant and Hesed Energy
       International, Inc., dated December 27, 2000 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB/A filed on November 13, 2001).

10.7   Amendment of Promissory Note to Hayseed Stephens, dated
       March 21, 2001 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB/A filed on November 13, 2001).

10.8 Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated March 21, 2001 (incorporated by reference to Exhibit
       10.8 of the Form 10-KSB/A filed on November 13, 2001).

10.9 Amendment of Promissory Note to Hayseed Stephens, dated May 8, 2001 (incorporated by reference to Exhibit 10.9 of the Form 10-KSB/A filed on November 13, 2001).

10.10 Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated May 8, 2001 (incorporated by reference to Exhibit
       10.10 of the Form 10-KSB/A filed on November 13, 2001).