Form 10QSB/A
period 2001-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-02-13
CIK 353634

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549


                                   FORM 10-QSB/A
                                 (Amendment No. 1)

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

                            NESS ENERGY INTERNATIONAL, INC.
                             (A Development Stage Company)
                                    BALANCE SHEETS
                                     (Unaudited)

                                                        6/30/01     12/31/00

                                        ASSETS

CURRENT ASSETS
 Cash                                                   $   74,063   $  50,760
 Investments - available for sale                                -      62,500

   Total current assets                                     74,063     113,260

PROPERTY AND EQUIPMENT
 Oil and gas properties, unproved                          340,163           -
 Oil and gas properties, proved                            142,686     142,686
 Less accumulated depreciation and depletion                24,974      21,033

     Total oil and gas properties                          457,875     121,653

OTHER ASSETS
 Fixed assets, net of accumulated depreciation of
  $24,102 and $17,656 at June 30, 2001 and
  December 31, 2000, respectively                           39,256      45,702

                                                            39,256      45,702

TOTAL ASSETS                                            $  571,194   $ 280,615

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
 Accounts payable and accrued expenses                  $   65,785   $ 187,189
 Accounts payable - related party                          315,009     497,007

     Total current liabilities                             380,794     684,196

NOTE PAYABLE - RELATED PARTY                             1,189,497     534,742

CONTINGENCIES                                                    -           -

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.10 par value
  10,000 shares authorized, none issued                          -           -
 Common stock, no par; 200,000,000 shares authorized;
  56,339,030 shares issued and outstanding 12/31/00
  57,129,030 shares issued and outstandIng 6/30/01       8,645,109   7,747,183
 Common stock subscribed, 310,651 and 0 shares at
  6/30/01 and 12/31/00, respectively                       340,163           -
 Retained deficit prior to reentering
  development stage - January 1, 1998                   (2,630,233) (2,630,233)
 Deficit accumulated since reentering
  development stage - January 1, 1998                   (7,065,170) (4,926,964)
 Deferred consulting                                    (  288,966) (  937,500)
 Accumulated other comprehensive income                          -  (  190,809)

     Total stockholders' equity (deficit)               (  999,097) (  938,323)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                         $  571,194   $ 280,615

                         NESS ENERGY INTERNATIONAL, INC.
                           (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              FOR THE THREE AND SIX MONTHS
                              ENDED JUNE 30, 2001 AND 2000
                                         (Unaudited)


                                                                                               Cumulative
                                                                                              Amounts Since
                                                                                                Reentering
                                                                                                Development
                                        Three Months Ended           Six Months Ended              Stage
                                             June 30                     June 30                January 1,
                                      2001              2000       2001            2000            1998
REVENUES
 Oil and gas revenues                $     4,556       $    5,646  $    14,367    $    10,028 $     84,895

EXPENSES
 Lease operating expenses                  1,063            2,543        2,144          3,717       21,272
 Production taxes                            334              421        1,070            757        6,230
 Compression expenses                        191              578          310          1,220        9,608
 Depreciation and depletion                5,193            4,376       10,386          8,751       49,075
 Litigation settlement                   240,000                -      240,000              -    1,632,900
 General and administrative              400,981          311,000      859,333        553,508    4,381,594

   Total operating expenses              647,762          318,918    1,113,243        567,953    6,100,679

Operating income (loss)              (   643,206)       ( 313,272)  (1,098,876)      (557,925)  (6,015,784)

Interest expense - related party     (    22,186)       (     394)  (   39,755)      (    394)  (   56,940)
Loss on investments                  ( 1,000,000)               -   (1,000,000)             -   (1,000,000)
Other Income                                 257              488          425            605        7,554

  Net gain (loss) before income
  Taxes                              ( 1,665,135)       ( 313,178)  (2,138,206)      (557,714)  (7,065,170)

  Income tax benefit                           -                -            -              -            -

NET LOSS                             (1,665,135)       ( 313,178)  (2,138,206)       (557,714)  (7,065,170)

Other comprehinsive income, net
 of tax Unrealized losses on
 investments                                  -        ( 469,000)                    (593,750)           -

Comprehensive loss                   (1,665,135)       ( 782,178)  (2,138,206)     (1,151,464)  (7,065,170)

Net loss per weighted average share       (0.03)           (0.01)       (0.04)          (0.01)       (0.13)

Weighted average shares outstanding  56,751,008       55,655,357   56,666,915       55,206,726  53,350,634

                    See accompanying notes to condensed financial statements.


                             NESS ENERGY INTERNATIONAL, INC.
                              (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                          (Unaudited)

                                                                  Cumulative
                                                                   Amounts
                                                                    Since
                                                                  Reentering
                                                                  Development
                                                                     Stage
                                                                   January 1,
                                            2001       2000          1998

NET CASH USED IN OPERATING ACTIVITIES       ($591,697)  ($ 450,540) (2,575,329)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of other fixed assets                     -   (      659) (    2,358)
 Cash used in investing activities                  -   (      659) (    2,358)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings - related party    615,000        50,000   1,132,557
 Proceeds from issuance of common stock            -             -   1,519,193
 Cash provided by financing activities       615,000        50,000   2,651,750

 Increase (decrease) in cash for period       23,303   (   401,199)     74,063

CASH, BEGINNING OF PERIOD                     50,760       414,692           -

CASH, END OF PERIOD                           74,063        13,493      74,063

            See accompanying notes to these condensed financial statements

                             NESS ENERGY INTERNATIONAL, INC.
                              (a Development Stage Company)
                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                         (Unaudited)


                                                   Accumulated   Accumulated
                                                     Deficit       Deficit
                                                     Prior to       Since
                                                    Reentering   Reentering
                                                    Development  Development   Accumulated
                                         Common        Stage       Stage           Other
                      Common Stock        Stock     January 1,   January 1,    Comprehensive   Deferred
                    Shares    Amount    Subscribed    1998         1998            Income     Consulting
Balance,
December 31, 1997  35,809,356 $2,630,233         -  (2,630,233)            -              -            -
 Issuance of
 common stock      20,529,674  5,116,950         -           -             -              -   (  789,820)
 Recognition of
 services
 performed for
 common stock               -          -         -           -             -              -      599,011
Net loss                    -          -         -           -    (4,926,964)     ( 937,500)           -

Balance,
December 31, 2000  56,339,030  7,747,183         -  (2,630,233)  (4,926,964)      ( 937,500)  (  190,809)
 Issuance of
  common stock for
  employee bonuses     85,000     80,394         -           -            -               -            -
 Issuance of
  common stock for
  future services     250,000    194,930         -           -            -               -  (   194,930)
 Issuance of common
  stock for services   55,000     46,602         -           -            -               -            -
 Issuance of common
  stock for lawsuit
  settlement          400,000    576,000         -           -            -               -  (   576,000)
 Recognition of
  services
  performed for
  common stock              -          -         -           -            -              -       432,773
 Recognition of
  lawsuit
  settlement for
   common stock             -          -         -           -            -              -       240,000
  Net depreciation of
  securities
  available  for sale       -          -         -           -            -       ( 62,500)            -
 Common stock subscribed
  for lease rights                          340,163
 Realized loss on
  investments               -          -         -           -            -       1,000,000            -
 Net loss                   -          -                     -       (2,138,206)          -            -

Balance,
June 30, 2001      57,129,030   8,645,109   340,163     (2,630,233)  (7,065,170)          -   (  288,966)


Note 1.  Unaudited Information

     The balance sheet as of June 30, 2001 and the statements of operations for the three-month periods ended June 30, 2000 and June 30, 2001 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2001 and the results of operations for the six months periods ended June 30, 2000 and June 30, 2001.

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

     The Company did not sell any securities during the six months ended June 30, 2001. However, the investment held as of December 31, 2000 was deemed to have suffered a permanent decline in value during the three months ended June 30, 2001 as the security stopped trading on the over the counter market.
     The $1,000,000 cost was written off during the second quarter
     2001 and is recorded as a loss in the accompanying financial statements.

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
     Interest Rate:       Prime Rate +2%
     Due Date:            July 1, 2002
     Collateral           Unsecured

     Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the company to use for operations.

Note 2

     Payable to:          Hayseed Stephens Oil, Inc. (HSOI)
     Amount:              $1,000,000
     Outstanding Balance: $  855,500
     Accrued Interest:    $    30,268
     Interest Rate:       Prime Rate +2%
     Due Date:            September 15, 2002
     Collateral           Unsecured

     HSOI sold some of the Ness Energy stock that it owns and loaned
     the proceeds to the Company 	to use for operations.

     The accrued interest on the above notes is included in the Notes Payable - Related Party line item in the accompanying financial statements since the interest is not due until maturity.

Note 6.  COMMON STOCK SUBSCRIBED

     In June 2001, the Company entered into an oil and gas lease agreement on approximately 6200 acres in.
     Edwards County, Texas. Consideration for the lease is 310,651 shares of the Company's common stock that had not been issued as of June 30, 2001.

Note 7.  LITIGATION SETTLEMENT

     In December 2000, the company was included in a lawsuit filed in the U.S. District Court for the Southern District of Texas. The Plaintiff demanded the return of a $200,000 investment in common stock of Hesed Energy International, Inc. (Hesed), a related company and other compensation. The company has agreed to a settlement of $240,000 through the sale of stock. The company has issued 400,000 shares of its common stock to its corporate attorney for the settlement. Any shares or proceeds not used in the settlement are intended to be returned to the Company.

Note 8.  NONCASH INVESTING AND FINANCING ACTIVITIES:

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

Liquidity and Capital Resources

The Company has a 25% working interest in gas wells in Parker County, Texas. Revenue is limited to a small amount due to a low volume produced in these wells. In June 2001, the Registrant acquired an approximately 6200 acre oil and gas lease in Edwards County, Texas in exchange for 310,651 shares of its restricted common stock. (See financial statement footnote No. 6) Ness plans to develop Joint Ventures with outside investors to cover the cost of drilling wells on this lease. For more information, please refer to Form 8-K's filed on February 11, 2002. In the quarter ended June 30, 2001, Ness utilized the issuance of 400,000 of its common stock to settle a lawsuit. In this same period, capital of $351,300 was received through a loan from a related party. (See Financial Statement footnote No. 5) During the development stage, the Company is dependent on stock sales, direct investment in the leases and acquiring loans to fund operations.

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

Results of Operations

Comparison of the six-month period ended June 30, 2000 and June 30, 2001.

Revenues. Operating revenues for six-month period ended June 30, 2000 were $10,028 with an operating loss of $557,925. Operating revenues for six month period ended June 30, 2001 were $14,367 a 43% increase from 2000, with an operating loss of $1,098,876. The 43% increase in revenue from 2000 is the net result of a 82% increase in natural gas production, partially offset by a 33% decrease in natural gas production.

Costs and Expenses. Costs and expenses for the six-month period ended June 30, 2001 decreased by $2170 or 62% to $3,524 as compared to $5,694 for the corresponding period in 2000. This was due to lower lease operating expenses and a reduction in compression cost.. General and Administrative Costs in 2001 increased by 97% to $1,109,719 as compared to $562,259 for the same six month period in 2000. The increase in 2001 was due to an increase in legal fees associated with the SB-2 Registration Application with the Securities and Exchange Commission and the cost of litigation settlement. (See financial statement footnote No. 7)

Net Income (Loss). The Registrant had a net loss for the six month period ended June 30, 2001 of $2,138,206 compared to net loss of $557,714 for the same period in 2000, representing <$.04> and
<$.01> per share, respectively.  The increase in the net loss of
$1,580,492 in 2001 compared to 2000 is the combined result of the write off of an investment in securities (see financial statement footnote No. 4), the litigation settlement cost. (See financial statement footnote 7), and increased legal fees associated with the SB-2 Registration application filed with the SEC (See Liquidity and Capital Resources above.)

                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

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

                                           NESS ENERGY INTERNATIONAL, INC.



                                           By:  /s/Hayseed Stephens
                                           Hayseed Stephens
                                           President & Chief Executive Officer

Dated:  February 12, 2002