Form 10QSB/A
period 2001-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-02-13
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB/A
                                    (Amendment No. 1)

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

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                         3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000,
              AND FOR THE PERIOD FROM JANUARY 1, 1998
              (RE-ENTERING DEVELOPMENT STAGE)
              THROUGH SEPTEMBER 30, 2001                                 5

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000,
              AND FOR THE PERIOD FROM JANUARY 1, 1998
              (RE-ENTERING DEVELOPMENT STAGE)
              THROUGH SEPTEMBER 30, 2001                                 7

              NOTES TO FINANCIAL STATEMENTS                              8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       16

     ITEM 5.  OTHER INFORMATION                                         16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          16

SIGNATURE                                                               16

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                   BALANCE SHEETS
                                    (Unaudited)

                                                       9/30/01      12/31/00

                                        ASSETS

CURRENT ASSETS
 Cash                                                  $  9,581     $  50,760
 Investments - available for sale                             -        62,500

  Total current assets                                    9,581       113,260

PROPERTY AND EQUIPMENT
 Oil and gas properties, unproved                       340,163             -
 Oil and gas properties, proved                         142,686       142,686
 Less accumulated depreciation and depletion             26,945        21,033

  Total oil and gas properties                          455,904       121,653

OTHER ASSETS
 Fixed assets, net of accumulated depreciation of
 $27,324 and $17,656 at September 30, 2001 and
 December 31, 2000, respectively                         36,034        45,702
 Deposits                                                 4,915             -

                                                         40,949        45,702

TOTAL ASSETS                                           $ 506,434     $280,615

                LIABILITIES AND STOKCHOLDERS' EQUITY (DEFICIT)

LIABILITIES
 Accounts payable and accrued expenses                  139,345       187,189
 Accounts payable - related party                        53,716       497,007

  Total current liabilities                             193,061       684,196

NOTE PAYABLE - RELATED PARTY                          1,400,757       534,742

CONTINGENCIES                                                 -             -

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.10 par value
  10,000 shares authorized, none issued                       -             -
 Common stock, no par; 200,000,000 shares
  Authorized; 56,339,030 shares issued and
  outstanding 12/31/00
  57,617,235 shares issued and outstanding
    9/30/01                                          9,168,644      7,747,183

 Common stock subscribed; 310,651 and 0
  shares at 6/30/01 and 12/31/00, respectively         340,163              -

Retained deficit prior to reentering
 development stage - January 1, 1998               (2,630,233)     (2,630,233)

Deficit accumulated since reentering
 development stage - January 1, 1998               (7,502,242)     (4,926,964)

Deferred consulting                                (  463,716)     (  937,500)

Accumulated other comprehensive income                      -      (  190,809)

  Total stockholders' equity (deficit)             (1,087,384)     (  938,323)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT)                                            506,434         280,615

                          NESS ENERGY INTERNATIONAL, INC.
                           (A Development Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            FOR THE THREE AND NINE MONTHS
                           ENDED SEPTEMBER 30, 2001 AND 2000
                                          (Unaudited)

                                                                                               Cumulative
                                                                                              Amounts Since
                                                                                                Reentering
                                                                                               Development
                                        Three Months Ended          Nine Months Ended              Stage
                                          September 30                  September 30             January 1,
                                      2001              2000       2001            2000            1998
REVENUES
 Oil and gas revenues               $   3,238        $    7,293   $   17,605     $  17,320     $    88,133

EXPENSES
 Lease operating expenses               1,040              626         3,184         4,343          22,312
 Production taxes                         258              498         1,327         1,255           6,487
 Compression expenses                     254              468           564         1,688           9,862
 Depreciation and depletion             5,194            4,376        15,579        13,127          54,268
 Litigation settlement              ( 240,000)               -             -             -       1,392,900
 General and administrative           650,635          389,239     1,503,584       942,766       5,025,845

  Total operating expenses            417,381          395,207     1,524,238       963,179       6,511,674

Operating income (loss)             ( 414,143)        (387,914)   (1,506,633)    ( 945,859)     (6,423,541)

Interest expense - related party    (  23,220)        (  4,789)   (   69,361)    (   5,163)     (   86,546)
Loss on investments                         -                -    (1,000,000)            -      (1,000,000)
Other Income                              291              220           716           825           7,845

  Net gain (loss) before
   income taxes                    (  437,072)        (392,483)   (2,575,278)    (  950,197)    (7,502,242)

  Income tax benefit                        -                -             -              -              -

NET LOSS                          (   437,072)        (392,483)   (2,575,278)    (  950,197)    (7,502,242)

Other comprehinsive income,
  net of tax Unrealized losses on
  investments                               -         (327,850)            -     (  921,850)             -

Comprehensive loss                (   437,072)        (720,333)   (2,575,278)    (1,872,047)   ($7,502,242)

Net loss per weighted
 average share                          (0.01)           (0.01)        (0.05)         (0.02)         (0.14)

Weighted average shares
 outstanding                       57,295,360       55,680,075    56,877,925     55,365,661     53,615,729


                             NESS ENERGY INTERNATIONAL, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                         (Unaudited)

                                                                  Cumulative
                                                                   Amounts
                                                                    Since
                                                                  Reentering
                                                                  Development
                                                                     Stage
                                                                   January 1,
                                            2001       2000          1998

NET CASH USED IN OPERATING ACTIVITIES    ($  924,379) ($  450,540) $(2,908,011)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of other fixed assets                    -  (       659)  (    2,358)
 Cash used in investing activities                 -  (       659)  (    2,358)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings - related party    883,200       50,000    1,400,757
 Proceeds from issuance of common stock            -            -    1,519,193
 Cash provided by financing activities       883,200       50,000    2,919,950
 Increase (decrease) in cash for period  (    41,179)  (  401,199)       9,581

CASH, BEGINNING OF PERIOD                     50,760      414,692            -

CASH, END OF PERIOD                            9,581       13,493        9,581

                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     (Unaudited)


                                                   Accumulated   Accumulated
                                                     Deficit       Deficit
                                                     Prior to       Since
                                                    Reentering   Reentering
                                                    Development  Development   Accumulated
                                         Common        Stage       Stage           Other
                      Common Stock        Stock     January 1,   January 1,    Comprehensive   Deferred
                    Shares    Amount    Subscribed    1998         1998            Income     Consulting
BALANCE
December 31, 1997 35,809,356  $2,630,233         -  (2,630,233)            -               -            -

Issuance of
Common stock      20,529,674   5,116,950         -           -             -               -     (789,820)

Recognition of
 services
 performed
 for common
 stock                     -           -         -           -            -               -       599,011

 Net loss                  -           -         -           -   (4,926,964)       (937,500)            -

BALANCE
December 31, 2000 56,339,030   7,747,183         -  (2,630,233)  (4,926,964)       (937,500)     (190,809)
 Issuance of
 common stock for
 employee bonuses     85,000      80,394         -           -            -               -             -
 Issuance of
 common stock for
  future services    600,000     569,180         -           -            -               -      (569,180)
 Issuance of common
 stock for services  193,205     195,887         -           -            -               -             -
 Issuance of common
 stock for lawsuit
 settlement          400,000     576,000         -           -            -               -      (576,000)

Recognition of
 services
 performed for
 common stock              -           -         -           -            -               -       632,273

Recognition of
 lawsuit
 settlement for
 common stock              -           -         -          -             -               -       240,000

Common stock
 subscribed for
 lease rights                              340,163

Net depreciation
 of securities
 available
 for sale                  -           -         -          -             -      (  62,500)             -

Realized loss on
 investments               -           -         -          -             -      1,000,000              -

Net loss                   -           -         -          -    (2,575,278)             -              -

BALANCE
September 30 2001 57,617,235   9,168,644   340,163 (2,630,233)   (7,502,242)             -       (463,716)

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

NOTE 6.  COMMON STOCK SUBSCRIBED

In June 2001, the Company entered into an oil and gas lease agreement on approximately 6200 acres in Edwards County, Texas. Consideration for the lease is 310,651 shares of the Company's common stock that had not been issued as of September 30, 2001.

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

     Ness is in the development stage and is continuing with its plan of exploration for and development of oil and natural gas in Texas, but primarily in Israel. In September 2001, Hesed Energy International, Inc. (Hesed), a related company, relinquished the Hesed license in Israel as the term had expired. The Registrant applied for this license. Ness is in the process of developing joint ventures with third parties to provide financing to drill for oil and gas on the 6200 acre Parker County, Texas lease acquired in June 2001.

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

     Costs and Expenses. Costs and expenses for the three month period ended September 30, 2001 decreased by $40 or 3% to $1,552 as compared to $1,592 for the corresponding period ended September 30, 2000. Litigation settlement reflects a credit of $240,000 which is the result of a reversal of that amount recorded in the prior quarter of 2001 (see Note 7 to the financial statements). General and Administrative Costs in 2001 increased by 67% to $650,635 as compared to $389,239 for the same three month period in 2000 due to higher professional fees, increased cost for geology and drilling consultants and increased travel expense to Israel for President Hayseed Stephens and consultants.

     Net Income (Loss). The Registrant had a net loss for the three month period ended September 30, 2001 of $437,072 compared to net loss of $392,483 for the same period in 2000, representing ($.01) and ($.01) per share, respectively. The increased net loss of $44,589 in 2001 compared to 2000 is due to increased professional fees and higher travel expense partially offset by a reversal of prior period lawsuit settlement cost.

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

     Costs and Expenses. Costs and expenses for the nine month period ended September 30, 2001 decreased by $2211 or 30% to $5075 as compared to $7286 for the corresponding period ended September 30, 2000. The 30% decrease is mostly the result of lower compression expense due to lower natural gas production. General and administrative expenses in 2001 increased by 59% to $1,503,584 as compared to $942,786 for the same nine month period in 2000. The higher expenses are the result of an increased effort by the Registrant to obtain financing to join Hesed and Ness of Texas in locating the drilling sites and drilling wells in Israel. The major areas of increased expenses were high salary cost do to increased personnel, increased legal fees due to work on the SB-2 and establishing Ness as a petroleum works contractor in Israel and as the operator of the wells higher professional fees for planning, locating and evaluating drilling rigs and increased travel costs for numerous trips to Israel by President Hayseed Stephens and consultants. This Form SB-2 was withdrawn so that the Registrant could re-evaluate its financing options.

     Net Income (Loss). The Registrant had a net loss for the nine month period ended September 30, 2001 of $2,575,278 compared to a net loss of $950,197 for the same period in 2000, representing ($0.05) and ($0.02) per share respectively. The increased net loss of $1,625,081 is the combined result of a write off of an investment in securities (see Note 4 to the financial statements), higher personnel and professional fee costs to establish Ness as a certified petroleum works contractor in Israel and as the driller and operator of the Israel wells, and increased legal fees associated primarily with work on the SB-2 stock offering.

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

     The Registrant has engaged new counsel to complete a new Form SB-
2.  Plans are to submit this new registration upon its completion.

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

     None

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

                                         Ness Energy International, Inc.



Dated: February 12, 2002                 By: /s/ Hayseed Stephens
                                         Hayseed Stephens, President