Form 10KSB
period 2001-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-04-01
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-10301
                         NESS ENERGY INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Washington                                          91-1067265
---------------------------------------                      -------------------
(State or jurisdiction of incorporation                        (I.R.S. Employer
 of organization)                                            Identification No.)


4201 East Interstate 20, Willow Park, Texas                             76087
-------------------------------------------                           ----------
 (Address of Principal Executive Offices)                             (Zip Code)



                  Registrant's telephone number: (817) 341-1477
                                                 --------------

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
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant had revenues of $20,683 for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 2002: Common Stock, no par value -- $18,769,517. As of March 19, 2002, the Registrant had 58,571,850 shares of common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one):  Yes   No X .
                                                                       ---  ---

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

     ITEM 1.  BUSINESS.........................................................3

     ITEM 2.  PROPERTIES.......................................................8

     ITEM 3.  LEGAL PROCEEDINGS...............................................10

     ITEM 4.  SUBMISSION TO MATTERS TO VOTE
              OF SECURITY HOLDERS.............................................10

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS.................................11

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................14

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................17

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................17

PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
              COMPANY.........................................................17

     ITEM 10.  EXECUTIVE COMPENSATION.........................................21

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT..........................................22

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS...................................................23

     ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
               FINANCIAL STATEMENTS ..........................................24

SIGNATURES....................................................................26

PART I.

ITEM 1.  BUSINESS.

Business Development

     Ness Energy International, Inc. ("Registrant") was originally incorporated under the laws of Washington on March 1, 1979 as Kit Karson Corporation. The Registrant's office is located at 4201 I-20 East Service Road, Willow Park, Texas, 76087. During the period of January 1, 1985 through September 30, 1997, the Registrant was inactive.

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

Description of Business.

     In Spring of 1998, Hesed Energy International, Inc. ("Hesed") an affiliate of the Registrant, which at that time was known as Ness Energy International, Inc., entered into a contract with the Israel Oil Company. Under this contract, Hesed was entitled to acquire, subject to regulatory approvals in Israel, drilling rights in part of the Dead Sea area in Israel. This was, subsequently, designated as the "Hesed License." In early fall of 1998, the necessary regulatory approvals in Israel were granted. While the Hesed License itself was granted to Israel Oil Company, the Israel Petroleum Commissioner specifically approved this firm's assignment of the rights in over 95% of the license area to Hesed. The Israeli regulatory authority set an April 1, 2000 deadline for "spudding-in" a well within the Hesed License area; that date was subsequently extended to September 9, 2001 so additional funding arrangements can be put in place to allow the Registrant to acquire 45% of the working interest in the Hesed License. Hesed was unable to meet the deadline and lost the drilling rights. The Registrant has made application with the Israel Petroleum Commissioner for the Hesed License outright. The Metzada License also owned by Hesed had an October 1, 2001 spud-in date requirement. On October 4, 2001 the Israel Petroleum Commissioner notifed Hesed that it had 60 days to spud in or loose the license. This deadline was not met and Hesed lost the license on December 3, 2001. The Registrant immediately made application to acquire this license. At the present time, these applications are pending.

     The Registrant has been certified by the State of Israel as a Petroleum Works Contractor and management continues to dilligently search for capital to drill in Israel and other locations.

President and CEO Hayseed Stephens continues to travel to Israel monthly in an effort to further the Registrants commitment to continue its effort to drill for oil and gas in Israel. Mr. Stephens commitment to Ness and its investors is evidenced by his selling some of the Ness stock owned by his wholly owned company, Hayseed Stephens Oil, Inc., and immediately depositing all of the proceeds into the Registrants bank account, as loans, to fund operations until alternative financing can be arranged.

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

     The Registrant's revenues for 2001 were derived solely from the gas wells on the Greenwood Gas Field in which the Registrant holds a 25% working interest. Gross revenues from this interest for 2000 were $27,019 and $20,683 for 2001.

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

     On December 31, 2001, 40-degree oil (good gravity crude) was selling for approximately $16.75 per barrel, compared to a December 31, 2000 figure of $23.75 per barrel. Prices also vary according to gravity. Natural gas prices on December 31, 2001 were $2.23 per MCF (thousand cubic feet) and were $5.86 per MCF on December 31, 2000.

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

Other Transaction.

     Management of the Registrant and Restaurant Teams International, Inc. ("RTIN") were brought together by an individual familiar with both companies with the belief that each could benefit from the other's business knowledge. As interest in each company grew, discussions were held between the Registrant's president, Hayseed Stephens, and a director, Richard Nash, and RTIN chairman Stan Swenson and CEO Curtis Swenson concerning an exchange of stock between the two companies.

     On March 22, 2000, the board of directors of the Registrant agreed to exchange $1,000,000 in company common stock (780,488 shares at $1.28 current market price) for $1,000,000 in RTIN common stock (1,000,000 shares at $1.00 current market price). The Registrant's board of directors believes this investment has growth potential, could in the long range be sold for a profit and improve the Registrant's balance sheet without a cash outlay. This decision was based on historical information about this company which was presented to the board of directors by Mr. Stephens. The exchange took place with RTIN who then used the stock received from the company as a dividend to their shareholders.

     RTIN had an agreement to purchase a chain of restaurants however, part of their financing failed to perform and they were unable to complete the purchase. That firm's stock value has continued to decline and the devaluation is reflected in the financial statements of the Registrant.

     In the fourth quarter of 2001, RTIN re-emerged with a new business plan involving medical prescription technology and pharmarmacies. RTIN changed its name to RTIN Holdings (RTNH) and began trading again on the OTC Bulletin Board. After a fifty to one reverse split, their price at December 31, 2001 was $4.00 per share and this value is reflected on the Registrant's balance sheet.

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

     There are currently 3 gas wells on the leases in which the Registrant owns a 25% working interest. Gas sales from these wells for the Registrant's working interest was $20,683 for 2001. Lease operating expenses, production taxes and compression expenses totaled $6,738 leaving a profit from this lease of $13,945.

     A reserve report and equipment evaluation was prepared on the Greenwood leases as of December 31, 2001. The reserve report reflects a present value discounted at 10% of $62,170 for proved developed reserves and the equipment is valued at $22,058 for the 25% working interest owned by the Registrant as of December 31, 2001. The discounted present value is significantly lower than in 2000 due to low natural gas prices at year-end.

     In June 2001, the Registrant acquired an oil and gas lease covering all of the unleased land, approximately 6200 acres, of the Baker ranch located 15 miles northwest of Rocksprings in Edwards County, Texas. There are numerous producing gas wells on land surrounding this property. The Registrant is putting together drilling partnerships to acquire the funds to drill on this lease. Ness will be exchanging approximately 288,000 restricted shares of its common stock for the lease. This lease has been revised to approximately 5800 acres.

     Additionally, in January 2002, the Registrant acquired two oil and gas leases totaling approximately 2200 acres in Parker County, Texas adjacent to the producing Greenwood field. Ness exchanged approximately 145,000 shares of its restricted common stock for this property. Drilling partnerships will also be sold to acquire the funds to drill on these leases.

Gas Reserves.

     Listed below is the estimated proved natural gas reserves and estimated future net revenues of the Registrant and attributable to the Registrant's net revenue interests in the Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by Robert Glenn, petroleum engineer, of Lindon Exploration Company in The Woodlands, Texas.

                          PROVED DEVELOPED GAS RESERVES
                                 January 1, 2001

                                                          Gas          Future
                                                         (MCF)       Net Revenue
                                                       -----------   -----------

Proved developed producing reserves                      21,740       $21,290
Proved developed non-producing reserves                  86,250       $40,880
         Total proved developed reserves                107,990       $62,170

     The reserve data represents only estimates that are based on subjective determinations. Accordingly, the estimates are expected to change, as additional information becomes available. Further, estimates of gas reserves, of necessity, are projections based on engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced. Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods.

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

     The Registrant is continuing to negotiate with the rig owners to establish new terms for the purchase as well as seek alternative financing sources. Management spoke with the owners of this equipment on February 2, 2002 and they indicated that they are willing to meet and renegotiate the sale.



ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     (a) In July 2000, a complaint was filed in District Court of Ector County, Texas demanding payment of a $325,000 commission on the purchase of an Ideco 3000 drilling rig by the Registrant from Interfab, Ltd. (Cho-Taw, Inc., Bob HawkH dba Bob Hawk & Associates, and Lynne E. Thomas v. Ness Energy International, Inc. and Interfab, Ltd., Case No. 00-1018-JTM). The Registrant denHies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and discovery is underway. Management of the Registrant cannot take any position at this time as to the likely outcome of the matter.

     (b) In December 2000, the Registrant was included in an action filed in the U.S. District for the Southern District of Texas demanding the return of a $200,000 investment in common stock in related company, Hesed and other compensation (Curry Glassell Roberts v. Ness Energy International, Inc., et al., Case No. 00-1018-JTM). A tentative settlement has been reached whereby the Registrant will use its common stock valued at $240,000 to resolve this matter and apply that amount against the payable to Hesed.

     (c) In October 2001, a complaint was filed in the District Court of Harris County, Texas demanding relief from the Registrant's refusal to allow the restriction be removed from 1,000,000 shares of its common stock and other damages. (Petty International Development Corporation (PIDC) vs Ness Energy International and Fidelity Transfer Company, Case No. 2001-46741). The Registrant has filed a counter claim and received a Temporary Restraining Order against PIDC. Management will contest this matter vigorously. The Registrant cannot take any position at this time as to the likely outcome of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


NONE


PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's common stock is traded on the Over the Counter Bulletin Board, under the symbol of "Ness". The range of closing prices shown below cover the last two fiscal years of the Registrant. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2001


                                                           High        Low

Quarter Ended December 31, 2001                           $1.15       $0.61
Quarter Ended September 30, 2001                           1.41        0.83
Quarter Ended June 30, 2001                                2.92        0.53
Quarter Ended March 31, 2001                               0.94        0.56

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                           High        Low

Quarter Ended December 31, 2000                           $1.31       $0.83
Quarter Ended September 30, 2000                           1.65        0.80
Quarter Ended June 30, 2000                                1.06        0.75
Quarter Ended March 31, 2000                               1.44        1.12

Holders of Common Equity.

     As of March 19, 2002, the Registrant had approximately 2,610 shareholders of record of its common stock.

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

Equity Securities Sold Without Registration.

(a)  Specific Sales.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2001:

(1) On January 9, 2001, the Registrant issued 150,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $130,080 was recorded based on the average stock price on the date of issurance.

(2) On January 9, 2001, the Registrant issued 50,000 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance.

(3) On January 30, 2001, the Registrant issued 85,000 shares of its common stock as a bonus to employees that had been accrued at December 31, 2000. Compensation was recorded based on the average stock price on the date the bonus was approved.

(4) On March 14, 2001, the Registrant issued 5,000 shares of its common stock as a charitable donation. The stock value of $3,242 was based on the daily average stock price on the date of issuance.

(5) On March 23, 2001 the Registrant issued 100,000 of its common stock for professional services to be rendered over a period of time. Deferred consulting of $64,850 was recorded based on quoted prices on date of authorization.

(6) On June 8, 2001, the Registrant issued 400,000 shares of its common stock to settle a lawsuite brought against the Company. Reduction in payable to related party of $240,00 and deferred consulting of $336,000 was recorded based on the daily average stock price on the date of issuance.

(7) On August 22, 2001, the Registrant issued 150,000 shares of its common stock to an employee as part of an employment contract. Deferred consulting of $161,250 was recorded based on the daily average stock price on the date of issuance.

(8) On August 22, 2001 the Registrant issued 41,099 shares of its common stock to an employee as compensation. Compensation of $42,000 was recorded based on the daily average stock price on the date of issuance.

(9) On August 30, 2001, the Registrant issued 70,306 shares of its common stock for professional services rendered. Compensation was recorded based on the daily average stock price on the date of issuance of $78,743

(10) On September 5, 2001, the Registrant issued 200,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $213,000 was recorded based on the daily average stock price on the date of issuance.

(11) On September 5, 2001, the Registrant issued 26,800 shares of its common stock for professional services rendered. Compensation of $28,542 was recorded based on the daily average stock price on the date of issuance.

(12) On October 11, 2001, the Registrant issued 67,000 shares of its common stock for professional services to be rendered over a period of time. Compensation was recorded based on the daily average stock price on the date of issuance of $69,345.

(13) On October 29, 2001, the Registrant issued 100,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $96,500 was recorded based on the daily average of the stock price on the date of issuance.


(b)  General Discussion.

     All of the above noted shares were issued directly by the Registrant, and no commissions or fees were paid in connection with any of these transactions. For the issuances discussed in subparagraphs (1) through (13), they were undertaken under a claim of exemption from registration under the Securities Act of 1933 as provided by Section 4 (2) and Rule 506 of Regulation D thereof, in that:

     o the sales were made to accredited or sophisticated investors as defined in Rule 501 and 506 respectively;

     o the company gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     o at a reasonable time prior to the sale of securities, the company advised the purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     o neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     o the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

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

Results of Operations.

(a)  Revenues.

     Operating revenues for fiscal year ended December 31, 2000 were $27,019 on a production volume of 8,315 MCF of natural gas, with an operating loss of $1,528,442. Operating revenues for fiscal year ended December 31, 2001 were $20,683 on a production volume of 5,487 MCF of natural gas, with an operating loss of $2,411,372. The average price received for natural gas in 2001 was $3.77 per MCF, a 16% increase over the $3.25 per MCF received in 2000. The decrease of $6,336 in revenue is attributed to a 34% decrease in natural gas volume which is due to the natural decline in well reservoir pressure.


(b)  Costs and Expenses.

     Costs and expenses directly relating to natural gas production for fiscal year ended December 31, 2001 decreased by $2,855 or 30% to $6,738 as compared to $9,593 for the year ended December 31, 2000. This was primarily due to lower gas volume and the lack of equipment failures during the year 2001.

     General and administrative costs in 2001 increased by 55% to $2,358,904 as compared to $1,523,173 in 2000. The higher expenses are the result of an increased effort by the Registrant to obtain financing to join in the drilling of wells in Israel and later in the year of 2001 to acquire drilling licenses directly from the State of Israel. The major areas of increased expenses were higher salary cost due to increased personnel, increased legal fees relating to an intended SB2 registration statement and establishing Ness as a petroleum works contractor in Israel, higher professional fees in searching for financing and increased travel expenses for numerous trips to Israel by President Hayseed Stephens.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2001 was $66,413. This is substantially higher than the depreciation and amortization of $22,695 expensed in the year ended December 31, 2000 and is due to lease calculations that resulted in higher lease depletion expenses..

(d)  Net Loss.

     The Registrant had a net loss for the year ended December 31, 2001 of $3,513,415 compared to net loss of $1,544,802 for the same period in 2000, representing ($0.06) and ($0.03) per share respectively. The increased net loss of $1,968,613 is the combined result of a write off of an investment in securities (See Note 3 to the financial statements), increases in general and administrative expenses, stock application, and increased interest expense on debt. (See Note 4 to the financial statements).

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

Liquidity and Capital Resources.

     Revenue is limited to a small amount due to the low volume produced in the Parker County gas wells which is discussed above. The Registrant received $1,259,200 through the increase in debt (see Note 4 to the financial statements). During 2001 Hayseed Stephens Oil Inc., wholly owned by Hayseed Stephens, has sold some of its Ness stock and loaned the entire proceeds to the Registrants to use for operations. The Registrant is heavely dependent on (1) loans from Hayseed Stephens to meet operational requirements and (2) compensating for services through the issuance of stock until alternative financing can be arranged. The Registrant received services valued at $1,758,344 in 2001 and will receive future services of $515,829 in 2002 in exchange for 1,440,205 shares of its common stock and 547,236 shares to be issued subsequent to December 31, 2001.

The Registrant entends to raise capital in 2002 through a registered public offering of its common stock.

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

     The Registrant had loss carryforwards of $1,515,185 in the year ended December 31, 2000 and 2,497,880 for the year ended December 31, 2001. As of December 31, 2001, the Registrant had total loss carryforwards of $6,110,254. The Registrant's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

                Year Expiring
                -------------

                    2011                 $      977
                    2012                      1,549
                    2018                    103,820
                    2019                  1,990,843
                    2020                  1,515,185
                    2021                  2,497,880

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations. Management believes that the Registrant will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Recent Accounting Pronouncements.

     In June 2001, the FASB issued Statement of Financial Acfcounting Standard No. 141 (SFAS No. 141) "Business Combinations." SFAS No. 141 primarily addresses the accounting for business combinations and eliminates the pooling method allowed under Accounting Principles Board Opinion No. 16. SFAS No. 141 requires the following: (1) the use of the purchase method of accounting for all business combinations, (2) separate recognition of intangible assets and that they be recognized apart from goodwill if they meet certain criteria, and (3) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

Also, in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS No. 142 will be effective for the Company beginning January 1, 2002. Any impairment loss recornized in the initial six months shall be recognized as an effect of a change in accounting principal. After six months, impairment losses will be recognized in operations. The most significant changes made by SFAS No. 142 are:
(1) goodwill and indifinite life intangible  assets will no longer be amortized,
(2) goodwill will be tested for impairment at least annually, (3) intangible assets with an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. It is not believed that the adoption of the above statements will have a significant impact on the Company's financial statements.

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



ITEM 7. FINANCIAL STATEMENTS.

     Financial statements for the twelve month period ended December 31, 2001 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant. Mr. Stephens and Mrs. Stephens are husband and wife; there are no other family relationships between the directors and officers.

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



(a)  Harold "Hayseed" Stephens, President/Director.

     Mr. Stephens, age 63, has over forty years' experience in oil and gas exploration. He graduated from Hardin Simmons University in 1961 with a bachelor of science degree. He played professional football for the New York Titans before returning to Texas to enter the oil business. He founded Hayseed Stephens Oil, Inc. on August 15, 1983, as controlling shareholder to conduct domestic oil and gas operations in Texas and Oklahoma. Mr. Stephens also incorporated Ness of Texas in November, 1998, and Hesed Energy International, Inc. in October, 1993, both private companies, to conduct domestic oil and gas explorations. He remains majority and controlling shareholder of both. In the 1984-1985 period, Mr. Stephens leased 400,000 acres at the Dead Sea in Israel. He was a 25% working interest owner along with Israeli partners Paz Group P.O.E.C., Seismic Oil Corporation, and Israel National Oil Company in a $50 million drilling project. Mr. Stephens was elected chairman of the technical committee by the partners. The well was capped after the drill bit twisted off at 5858', and crude oil plunged to $8.50 per barrel.

(b)  Mary Gene Stephens, Secretary/Treasurer.

     Mrs. Stephens, age 62, has been involved in office administration and day to day bookkeeping and correspondence for Hayseed Stephens Oil, Inc. and the Registrant for the past fifteen years. Mrs. Stephens has also been involved in preparing drilling proposals and joint interest billing and income distribution.

(c)  Richard W. Nash, Director.

     Mr. Nash, age 57, received a bachelor of science degree in 1970 from East Texas State University. He earned a masters of education degree from the same institution in 1971. In 1980, Dr. Nash was awarded a doctor of education degree from Texas A&M University - Commerce. Dr. Nash has been pastor of the Victory Temple Church in Enloe, Texas since 1988. Victory Temple is associated with The Living Way Ministries, Willow Park, Texas. During the past five years, Dr. Nash, who is retired from school administration, has assisted Mr. Stephens in his ministry in South Africa, as well as in Israel. >From 1980 to 1994, Dr. Nash was Assistant Superintendent of Prairieland Integrated School District until his retirement.

(d)  Mark L. Bassham, Director.

     Mark Bassham, age 42 is a veteran Texas peace officer with eighteen years' experience and is also a minister of the gospel. He holds the distinction of being the youngest person ever to be elected to the position of local county sheriff, in Hopkins County, where he served until 1990, before being commissioned by the Texas Department of Public Safety as a Special Texas Ranger. In 1990, Mr. Bassham then joined the Texas and Southwestern Cattle Raisers' Association as an investigator. Assigned to a twelve county District in Northeast Texas, he investigates all types of agricultural crimes. As Associate Pastor at Victory Temple Church in Enloe, Texas he heads the church's cattle project with Canaan Land Restoration of Israel, Inc. This project will aid the State of Israel in establishing a beef cattle industry in the Holy Land.

(e)  Robert E. Lee, Jr., Chief Financial Officer/Controller.

     Mr. Lee, age 60, received his bachelor of science degree in accounting from Northwestern Louisiana State University in 1965. He began his career in the energy industry in July 1965, when he was employed by Tenneco. He moved to Charter International Petroleum in late 1966 and joined Amerada Hess Corporation, a fully integrated petroleum company, as accounting supervisor in 1971. He transferred to Hess Oil Virgin Islands Corporation in 1976 as
Operations Accounting Manager. In 1978, he became Controller of Independent Refining Company until August 1981, when he joined Pride Refining Registrant (later changed to Pride Companies, L.P.) where he served as division controller and corporate controller in 1995 until October 31, 1999. Mr. Lee joined Ness Energy International, Inc. in November 1999 as Controller. He was promoted to Chief Financial Officer in April, 2000.


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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is unaware of any filings that have not been timely made.




ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------
                                                                            Long-term compensation
                              Annual compensation                        Awards               Payouts
------------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                         Other                        under-
  Name and        Year        Salary         Bonus       annual       Restricted      lying           LTIP      All other
 principal                                               compen-         stock       options/        payouts     compen-
  position                                                sation        award(s)       SARs                      sation

                               ($)            ($)           ($)           ($)           (#)           ($)           ($)


    (a)           (b)          (c)            (d)           (e)           (f)           (g)           (h)           (i)
------------------------------------------------------------------------------------------------------------------------------
                  2001        $60,000          0             0             0             0             0             0
Stephens,         2000        $60,300          0             0             0             0             0             0
President         1999        $62,500          0             0             0             0             0             0
------------------------------------------------------------------------------------------------------------------------------
Mary Gene         2001        $36,000          0             0             0             0             0             0
Stephens,         2000        $36,000          0             0             0             0             0             0
Sec./Treas.       1999        $18,000          0             0             0             0             0             0
------------------------------------------------------------------------------------------------------------------------------
Bob Lee,          2001        $86,400          0             0          $15,650          0             0             0
CFO/              2000        $72,000          0             0          $ 4,550          0             0             0
Controller (1)    1999        $ 7,900          0             0             0             0             0             0
------------------------------------------------------------------------------------------------------------------------------

(1)  Mr. Lee started with the Registrant on November 22, 1999.

All compensation and other arrangements between the Registrant and its officers and directors are approved by a compensation committee of the board of directors, a majority of whom are to have no affiliation or relationship with the Registrant other than as directors.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2001 provided for or contributed to by the Registrant.

     (b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 2001 which provides for such payment, except for certain travel expenses paid to director relating to attending.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 19, 2002 (58,571,850 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant, individually and as a group:



---------------------- -------------------------------- --------------------------------- ------------------------
                                Name and Address of             Amount of Beneficial
   Title of Class               Beneficial Owner (1)              Ownership (2)              Percent of Class
---------------------- -------------------------------- --------------------------------- ------------------------
                                 Hayseed Stephens,
       Common               4201 East Interstate 20,             24,928,757 (3)                   42.56%
        Stock              Willow Park, Texas  76087
---------------------- -------------------------------- --------------------------------- ------------------------
       Common                   Mary Gene Stephens,
        Stock                4201 East Interstate 20,                  0 (4)                       0.00%
                           Willow Park, Texas  76087
---------------------- -------------------------------- --------------------------------- ------------------------
      Common                        Bob Lee,
       Stock                 4201 East Interstate 20,               106,099                        0.18%
                           Willow Park, Texas  76087
---------------------- -------------------------------- --------------------------------- ------------------------
     Common                     Richard Nash,
      Stock                 4201 EastInterstate 20,                  10,000                        0.02%
                           Willow Park, Texas  76087
---------------------- -------------------------------- --------------------------------- ------------------------
     Common                   Mark L. Bassham,
      Stock                4201 East Interstate 20,                  10,000                        0.02%
                           Willow Park, Texas  76087
---------------------- -------------------------------- --------------------------------- ------------------------
    Common               Shares of all directors and
     Stock              executive officers as a group            25,054,856                       42.78%
                              (2  persons)
---------------------- -------------------------------- --------------------------------- ------------------------

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) The share holdings include 12,096,250 held in the name of Hayseed Stephens Oil, Inc., which is controlled by Hayseed Stephens and Mary Gene Stephens.

(4) Mary Gene Stephens is the wife of Hayseed Stephens. She does not own any shares in her individual name.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

     (a) In June 1999, the Registrant entered into a series of agreements with Hesed Energy International, Inc., a company under common control with the Registrant, whereby this firm was to provide the majority of the Registrant's management, general and administrative and facilities. The agreements were effective January 1, 1999 and provided for monthly payments of $3,350 through December 31, 2000. Effective January 1, 2000, the agreement was amended (dated November 20, 2000) whereby the Registrant now rents office space from Hesed and provides management and general and administrative services to Hesed. The Registrant pays rent of $350 per month and receives $3,000 per month for management and services. The amended agreement was effective through December 31, 2001.

     (b) Hayseed Stephens Oil, Inc., a company under common ownership with the Registrant, collects the net oil and gas revenues from the Registrant's properties and remits the funds to the Registrant. In addition, the Registrant has entered into an agreement with Hayseed Stephens Oil whereby the Registrant receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002. At December 31, 2001 and 2000, the Registrant was owed $67,329 and $37,888, respectively and are included in accounts receivable - related party.

     Also included in accounts payable - related party are advances and payments made on behalf of Registrant by Hesed and payments were made by the Registrant on the project in Israel on behalf of Hesed. This related party owned the Hesed license until September 2001 and the Metzada license until December 2001 providing for the right to drill for oil and gas in the Dead Sea area of Israel. While the Registrant does not own the rights in Israel, it is intended that the Registrant will benefit from the well to be drilled either through a business combination or some other arrangement.

     (c) On June 6, 2000, Mr. Stephens loaned the Registrant $300,000, which is evidenced by an unsecured promissory note bearing interest at prime plus 2% (7.5% at December 31, 2001). The interest is paid currently as requested and the principal is due January 1, 2003. (See Note No. 4 to the financial statements.

     (d) On September 15, 2000, Hayseed Stephens Oil, Inc., and affiliate of the Registrant, loaned the Registrant $600,000, which is evidenced by an unsecured promissory note bearing interest at prime plus 2% (7.5% at December 31, 2001). During the year the amount was revised to loan up to $2,000,000, the interest to be paid currently, as requested, and the date the principal is due to January 1, 2003. (See Note No. 4 to the financial statements)



ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

NUMBER                   DESCRIPTION
------                   -----------
10.1                     Amendment of Promissory Note
                         dated December 17, 2001 between
                         Registrant and Hayseed Stephens

10.2                     Amendment of Promissory Note dated
                         December 17, 2001 between Registrant
                         And Hayseed Stephens Oil, Inc.


Reports on Form 8-K.

A Form 8-K was filed on December 24, 2001 to report under Item 5, that Israel Petroleum Commissioner had notified Hesed Energy International, Inc. (Hesed) a private company related to the Registrant that effective December 3, 2001 Hesed no longer had the drilling rights to the Metzada License as the deadline for spudding in a well had passed. The Registrant has now made an application to obtain the Metzada License outright.

A Form 8-K was filed on February 11, 2002 to report under Item 2, that on June 22, 2001 had acquired an oil and gas lease covering all unleased portions of the Baker Ranch located 15 miles northwest of Rocksprings in Edwards County, Texas. The lease covers approximately 6200 acres and has a primary term of three years. The Registrant is exchanging 310, 651 shares of its restricted common stock for this lease.

Index to Financial Statements.

                                                                            Page
                                                                            ----

Independent Auditor's Report..............................................F-2

Balance Sheets as of
December 31, 2001 and December 31, 2000...................................F-3

Statements of Operations for the years
Ended December 31, 2001 and December 31, 2000
And cumulative since re-entering
Development state on January 1, 1998......................................F-4

Statement of Changes in Stockholders' Equity
For the years ended December 31, 2001 and
December 31, 2000......................................................F-5 - F-6

Statements of Cash Flows for the years
Ended December 31, 2001 and December 31, 2000
And cumulative since re-entering
Development stage on January 1, 1998......................................F-7

Notes to Financial Statements.............................................F-8

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Ness Energy International, Inc.


Dated: April 1, 2002                             By: /s/ Hayseed Stephens
                                                     ------------------------
                                                     Hayseed Stephens, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                  Title                            Date
--------------------------------------------------------------------------------


/s/ Hayseed Stephens      President/Chief                          April 1, 2002
--------------------      Executive Officer/Director
Hayseed Stephens

                                                                   April 1, 2002
/s/ Mary Gene Stephens    Secretary/Treasurer
Mary Gene Stephens


/s/ Robert E. Lee, Jr.    Chief Financial Officer                  April 1, 2002
----------------------    (principal financial
Robert E. Lee, Jr.        and accounting officer)


/s/ Richard W. Nash       Director                                 April 1, 2002
-------------------
Richard W. Nash


/s/ Mark L. Bassham       Director                                 April 1, 2002
-------------------
Mark L. Bassham

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION                                 PAGE
------                     -----------                                 ----

10.1                  Amendment of Promissory Note
                      to Hayseed Stephens dated
                      December 17, 2001

10.2                  Amendment of Promisory Note
                      to Hayseed Stephens Oil, Inc.
                      dated December 17, 2001

                                                    INDEPENDENT AUDITOR'S REPORT

To the Shareholders
Ness Energy International, Inc.
Willow Park, Texas

We have audited the accompanying balance sheets of Ness Energy International, Inc. (a development stage company) (the Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative amounts since reentering the development stage on January 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ness Energy International, Inc. (a development stage company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and cumulative amounts since reentering the development stage on January 1, 1998, in conformity with accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 15, 2001


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                                     2001           2000
                                                                 -----------    -----------
                                     ASSETS

CURRENT ASSETS
     Cash                                                        $    45,463    $    50,760
     Accounts receivable - related parties                            99,504         50,021
     Deposits                                                         10,384           --
     Investments - available for sale                                 80,000         62,500
                                                                 -----------    -----------

            Total current assets                                     235,351        163,281


OIL AND GAS PROPERTIES - Full cost method
     Oil and gas properties, unproved                                315,529           --
     Oil and gas properties, proved                                  142,686        142,686
                                                                 -----------    -----------

                                                                     458,215        142,686
     Less accumulated depreciation and depletion                      74,556         21,033
                                                                 -----------    -----------

            Net oil and gas properties                               383,659        121,653

OTHER ASSETS
     Other fixed assets, net of accumulated
         depreciation of $30,547 and
         $17,656 for 2001 and 2000, respectively                      33,211         45,702
                                                                 -----------    -----------

                                                                      33,211         45,702
                                                                 -----------    -----------
TOTAL ASSETS
                                                                 $   652,221    $   330,636
                                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses                       $   106,115    $   187,189
     Accounts payable - related parties                              126,472        564,213
                                                                 -----------    -----------

             Total current liabilities                               232,587        751,402


LONG-TERM DEBT                                                     1,776,757        517,557

CONTINGENCIES                                                           --             --

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
         10,000,000 shares authorized, none issued                      --             --
     Common stock, no par value,
         200,000,000 shares authorized,
         shares issued and outstanding
         2001 57,784,235; 2000 56,339,030                          9,334,489      7,747,183
     Retained deficit prior to reentering the
         development stage January 1, 1998                        (2,630,233)    (2,630,233)
     Deficit accumulated since reentering the
         development stage January 1, 1998                        (8,440,379)    (4,926,964)
     Stock subscriptions                                             814,829           --
     Accumulated other comprehensive income                           80,000       (937,500)
     Deferred consulting                                            (515,829)      (190,809)
                                                                 -----------    -----------

         Total stockholders' equity (deficit)                     (1,357,123)      (938,323)
                                                                 -----------    -----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                              $   652,221    $   330,636
                                                                 ===========    ===========


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                Cumulative
                                                                                 Amounts
                                                                                   Since
                                                                                 Reentering
                                                                                Development
                                                                                   Stage
                                                                                 January 1,
                                                     2001            2000            1998
                                                ------------    ------------    ------------
REVENUES
     Oil and gas revenues                       $     20,683    $     27,019    $     91,211

EXPENSES
     Lease operating expenses                          4,263           5,366          23,391
     Production taxes                                  1,544           1,982           6,704
     Compression expenses                                931           2,245          10,229
     Depreciation, depletion and amortization         66,413          22,695         105,102
     Litigation settlement                              --              --         1,392,900
     General and administrative expenses           2,358,904       1,523,173       5,881,165
                                                ------------    ------------    ------------

         Total operating expenses                  2,432,055       1,555,461       7,419,491
                                                ------------    ------------    ------------

         Operating loss                           (2,411,372)     (1,528,442)     (7,328,280)

OTHER INCOME (EXPENSE)
     Interest expense - related party               (102,250)        (17,185)       (119,435)
     Impairment of investments -
         available for sale                       (1,000,000)           --        (1,000,000)
     Interest income                                     207             825           7,336
                                                ------------    ------------    ------------

         Loss before income taxes                 (3,513,415)     (1,544,802)     (8,440,379)

INCOME TAXES                                            --              --              --
                                                ------------    ------------    ------------

NET LOSS                                        ($ 3,513,415)   ($ 1,544,802)   ($ 8,440,379)
                                                ============    ============    ============

Net loss per weighted average share             ($      0.06)   ($      0.03)   ($      0.16)
                                                ============    ============    ============

Weighted average shares outstanding               57,094,375      55,626,310      53,732,044
                                                ============    ============    ============


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                   Accumulated     Accumulated
                                                                      Deficit        Deficit
                                                                     Prior to         Since
                                                                    Reentering     Reentering
                                                                    Development    Development      Accumulated
                                             Common Stock              Stage          Stage           Other
                                   -----------------------------     January 1,     January 1,     Comprehensive       Stock
                                       Shares          Amount           1998           1998           Income       Subscriptions
                                   -------------   -------------   -------------   -------------   -------------   -------------
BALANCE
    December 31, 1999                 54,634,740       5,790,720      (2,630,233)     (3,382,162)           --              --
      Issuance of common
         common stock for:
         Future services                 750,000         759,820            --              --
         Cash                            114,819         117,943            --              --
         Investment                      780,488       1,000,000
         Services                         58,983          78,700            --              --
      Recognition of
         services performed
         for common stock                   --              --              --              --
      Net change in unrealized
         depreciation on
         securities available
         for sale, net of tax of
         $0                                                                                             (937,500)
      Net loss                                                                        (1,544,802)
      Total comprehensive loss              --              --              --                              --
                                   -------------   -------------   -------------   -------------   -------------   -------------

BALANCE,
    December 31, 2000                 56,339,030       7,747,183      (2,630,233)    (4,9226,964)       (937,500)           --
      Issuance of common
         stock for:
         Future services               1,100,000       1,241,680            --              --              --           425,250
         Donations                         5,000           3,242            --              --              --              --
         Oil and gas property               --              --              --              --              --           315,529
         Services                        340,205         342,384            --              --              --            74,050
      Recognition of
         services performed
         for common stock                   --              --              --              --              --              --
      Net change in unrealized
         depreciation on
         securities available
         for sale, net of tax of
         $0                                 --              --              --              --         1,017,500            --
      Net loss                              --              --              --        (3,513,415)           --              --
      Total comprehensive loss              --              --              --              --              --              --
                                   -------------   -------------   -------------   -------------   -------------   -------------

BALANCE,
    December 31, 2001                 57,784,235   $   9,334,489    ($ 2,630,233)    ($8,440,379)  $      80,000   $     814,829
                                   =============   =============   =============   =============   =============   =============




                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                     Deferred
                                    Consulting         Total
                                   -------------   -------------
BALANCE
    December 31, 1999                    (28,750)       (250,425)
      Issuance of common
         common stock for:
         Future services                (759,820)           --
         Cash                               --           117,943
         Investment                                    1,000,000
         Services                           --            78,700
      Recognition of                                        --
         services performed                                 --
         for common stock                597,761         597,761
      Net change in unrealized
         depreciation on
         securities available
         for sale, net of tax of
         $0                                             (937,500)
      Net loss                                        (1,544,802)
      Total comprehensive loss              --        (2,482,302)
                                   -------------   -------------

BALANCE,
    December 31, 2000                   (190,809)       (938,323)
      Issuance of common
         stock for:
         Future services              (1,666,930)           --
         Donations                          --             3,242
         Oil and gas property               --           315,529
         Services                           --           416,434
      Recognition of
         services performed
         for common stock              1,341,910       1,341,910
      Net change in unrealized
         depreciation on
         securities available
         for sale, net of tax of
         $0                                 --
      Net loss                              --
      Total comprehensive loss              --        (2,495,915)
                                   -------------   -------------

BALANCE,
    December 31, 2001               ($   515,829)   ($ 1,357,123)
                                   =============   =============


                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                                                        Cumulative
                                                                                         Amounts
                                                                                          Since
                                                                                         Reentering
                                                                                        Development
                                                                                          Stage
                                                                                        January 1,
                                                              2001           2000           1998
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             ($3,513,415)   ($1,544,802)   ($8,440,379)
     Adjustments to reconcile net loss
        to net cash used in operating activities
           Depreciation, depletion, and amortization           66,413         22,695        105,102
           Recognition of services performed for stock      1,341,910        597,761      1,940,921
           Loss on sale of investments                      1,000,000           --        1,000,000
           Stock issued for:
              Services                                        416,434         78,700        627,785
              Donations                                         3,242           --            3,242
           Change in operating assets and liabilities:
              Accounts receivable - related parties           (49,482)       (46,366)       (95,848)
              Deposits                                        (10,384)          --          (10,384)
              Accrued expenses                                (81,074)        81,203      1,516,200
              Accounts payable - related party               (437,741)      (186,265)       105,632
                                                          -----------    -----------    -----------

              Net cash used in operating activities         (,264,097)      (997,074)    (3,247,729)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                        (400)        (2,358)        (2,758)
                                                          -----------    -----------    -----------

              Net cash used in investing activities              (400)        (2,358)        (2,758)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds on debt - related party                       1,259,200        517,557      1,776,757
     Cash received from sale of common stock                     --          117,943      1,519,193
                                                          -----------    -----------    -----------

              Net cash provided by financing activities     1,259,200        635,500      3,295,950
                                                          -----------    -----------    -----------

              Net change in cash                               (5,297)      (363,932)        45,463

CASH, beginning of period                                      50,760        414,692           --
                                                          -----------    -----------    -----------

CASH, end of period                                       $    45,463    $    50,760    $    45,463
                                                          ===========    ===========    ===========

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

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During 2001 and 2000, $0 and $114,386, respectively, of unproved property was impaired and added to the capitalized costs.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As a result of this limitation on capitalized costs, the accompanying financial statements include a provision for impairment of oil and gas property costs of $46,733 for the year ended December 31, 2001 and is included in depreciation, depletion, and amortization.

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

     Other Fixed Assets

     Other fixed assets include an automobile being depreciated over a life of 5 years on the straight-line basis and furniture and equipment being depreciated over lives of 3 to 5 years on the straight-line basis.

     Accounts Receivable

     The Company has not provided an allowance for doubtful accounts. All of the Company's receivables are from related parties and all receivables considered doubtful have been charged to current operations. It is management's opinion that no additional material amounts are doubtful of collection.

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

     Stock Subscriptions

     Stock subscriptions representing 835,390 shares have been recorded for assets received or consulting agreements entered where the shares had not been issued at December 31, 2001.

     Loss Per Common Share

     The loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the year. The effect of the common stock subscriptions has not been included as it would be antidilutive.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Depletion was calculated based on engineers estimates of reserves and the unproved property was evaluated based on the future potential. It is reasonably possible that these estimates may change materially in the near term.

     Financial Instruments

     Financial instruments consist principally of cash, investments, accounts receivable - employees, accounts receivable - related parties, deposits, accounts payable, accounts payable - related party and notes payable - related party. Recorded values approximate fair values due to the short maturities of these instruments. In addition, the interest rate on the notes payable - related party fluctuates with the prevailing prime rate.

     Concentrations of Credit Risk

     The Company regularly maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Reclassification

     Certain  reclassifications  have been made to the 2000 financial statements
     to  conform  with  the  2001   financial   statement   presentation.   Such
     reclassifications had no effect on income.

     New Pronouncement

     In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 (SFAS No. 141) "Business Combinations." SFAS No. 141 primarily addresses the accounting for business combinations and eliminates the pooling method allowed under Accounting Principles Board Opinion No. 16. SFAS No. 141 requires the following: (1) the use of the purchase method of accounting for all business combinations, (2) separate recognition of intangible assets and that they be recognized apart from goodwill if they meet certain criteria, and (3) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 primarily addresses the accounting for goodwill and intangible assts subsequent to their acquisition. The provisions of SFAS No. 142 will be effective for the Company beginning January 1, 2002. Any impairment loss recognized in the initial six months shall be recognized as an effect of a change in accounting principal. After six months, impairment losses will be recognized in operations. The most significant changes made by SFAS No. 142 are: (1) goodwill and indefinite life intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets with an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. It is not believed that the adoption of the above statements will have a significant impact on the Company's financial statements.


NOTE 3.  INVESTMENTS IN MARKETABLE SECURITIES

     Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At December 31, 2001, the investment has an unrealized gain of $80,000.

     The Company had no sales of investments during 2001 or 2000.

     Changes in other comprehensive income related to investments for the years ended December 31 are as follows:

                                                           2001         2000
                                                        ----------   ----------
     Other comprehensive income
         Holding gain (loss) arising
           during the period                            $   80,000   ($ 937,500)
         Reclassification adjustment                       937,500         --
                                                        ----------   ----------
     Change in unrealized gain (loss) on
         securities available for sale                  $1,017,500   ($ 937,500)
                                                        ==========   ==========


NOTE 4.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                            2001         2000
                                                         ----------   ----------
     Unsecured note payable to the Company's
     majority shareholder bearing interest at
     prime plus 2% (7.5% at December 31,
     2001). Subsequent to year end, the
     date interest and principal are due was
     amended to January 2003                             $  277,057   $  277,057

     Unsecured note payable to a company
     related through common ownership
     bearing interest at prime plus 2% (7.5%
      at December 31, 2001).  Subsequent
     to year end, the date interest and principal
     are due was amended to January 2003                  1,499,700      240,500
                                                         ----------   ----------

                                                         $1,776,757   $  517,557
                                                         ==========   ==========

     Interest expense of $102,250 and $17,185 were recorded on the related party notes for the years ended December 31, 2001 and 2000, respectively. Total borrowings available at December 31, 2001 under the above notes is approximately $523,000.

NOTE 5.  RELATED PARTY TRANSACTIONS

     In June 1999, the Company entered into a series of agreements with a company related through common ownership whereby the related party will provide the majority of the Company's management, general and administrative services and facilities. The agreements were effective January 1, 1999 and provided for monthly payments of $3,350 through December 31, 2001. Effective January 1, 2000, the agreement was amended whereby the Company now rents office space from the related party and provides management and general and administrative services to the related party. The Company pays rent of $350 per month and receives $3,000 per month for the management and general and administrative services. The amounts received are recorded as a reduction of general and administrative expenses in the accompanying financial statements. The amended agreement was effective through December 31, 2001.

     A company related through common ownership also collects the net oil and gas revenues from the Company's properties and remits the funds to the Company. In addition, the Company has entered into an agreement with the related company whereby the Company receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002. At December 31, 2001 and 2000, the Company was owed $67,329 and $37,888, respectively, which is included in accounts receivable - related party.

     Also included in accounts payable - related party are advances and payments made on behalf of the Company by the related party. This related party owned two licenses that provide for the right to drill for oil and gas in the Dead Sea area of Israel. While the Company does not own the rights in Israel, it was intended that the Company would benefit from the well to be drilled either through a business combination or some other arrangement. During 2001, the related party lost the licenses in the Dead Sea area of Israel. However, the Company and the related party are in discussion with the appropriate parties to regain the licenses.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest to related parties of $74,934 and $0 in 2001 and 2000, respectively. No taxes were paid during the years ended December 31, 2001 or 2000.

     Noncash investing and financing activities for the years ended December 31, 2001 and 2000 are as follows:


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

          In March 2001, the Company issued 5,000 shares of its common stock as a charitable donation. The stock value of $3,242 was based on the daily average stock price on the date of issuance.

          In March 2001, the Company issued 100,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $64,850 was recorded based on the average stock price on the date of issuance.

          In June 2001, the Company issued 400,000 shares of its common stock to settle a lawsuit brought against the Company. Reduction in payable to related party of $240,000 and deferred consulting of $336,000 was recorded based on the daily average stock price on the date of issuance.

          In August 2001, the Company issued 150,000 shares of its common stock to an employee as part of an employment contract. Deferred consulting of $161,250 was recorded based on the daily average of the stock price on the date of issuance.

          In August 2001, the company issued 41,099 shares of its common stock to an employee as compensation. Compensation was recorded based on the average stock price for each month for which the services were performed.

          In August 2001, the Company issued 70,306 shares of its common stock for professional services rendered. Compensation was recorded based on the daily average stock price on the date of issuance.

          In September 2001, the Company issued 200,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $213,000 was recorded based on the daily average price on the date of issuance.

          In September 2001, the Company issued 26,800 shares of its common stock for professional services rendered. Compensation was recorded based on the daily average stock price on the date of issuance.

          In October 2001, the Company issued 67,000 shares of its common stock for professional services rendered. Compensation was recorded based on the daily average of the stock price on the date of issuance.

          In October 2001, the Company issued 100,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $96,500 was recorded based on the daily average price on the date of issuance.

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

NOTE 7.  INCOME TAXES

     Prior to 1998, the Company's last income tax return was filed for 1984 and it showed total operating loss carryforwards at that time of $645,484. It is believed that the Company generated additional operating loss carryforwards as the Company's business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to the changes in control discussed in Note 11, it is believed that the benefits from utilization of any of these carryforwards would be extremely limited. Management has decided that the cost of researching the timing of transaction and preparing income tax returns to document the loss carryforwards for the unfiled years would not be a cost effective use of resources available to the Company. In view of this decision, these potential loss carryforwards have been discounted and are considered to be of no value. The disclosures presented below include the activities of the Company since 1994.

     A reconciliation of statutory tax rates to the Company's effective tax rates follows:

                                                           2001         2000
                                                          --------     --------
     Benefit at statutory rates                               (34%)        (34%)
     Losses not providing benefits                             34           34
                                                          --------     --------

     Effective rate                                             0%           0%
                                                          ========     ========

     The deferred tax assets are comprised primarily of the Company's net operating loss carryforwards and impairment recorded on investments.

                                                         2001           2000
                                                     -----------    -----------
     Net operating loss carryforward                 $ 2,077,486    $ 1,228,207
     Impairment on investments                           340,000           --
     Other                                                30,277         27,334
     Less valuation allowance                         (2,447,763)    (1,255,541)
                                                     -----------    -----------

     Net deferred tax asset                          $      --      $      --
                                                     ===========    ===========
                                      F-19


NOTE 7.  INCOME TAXES - continued

     The Company's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

      Year Expiring
      -------------

           2011                                                       $      977
           2012                                                            1,549
           2018                                                          103,820
           2019                                                        1,990,843
           2020                                                        1,515,185
           2021                                                        2,497,880

     The net changes in the valuation allowance during 2001 and 2000 are as follows:

                                                         2000           1999
                                                     -----------    -----------
Balance at beginning of year                         ($1,255,541)   ($  732,806)
Balance at end of year                                (2,447,763)    (1,255,541)
                                                     -----------    -----------

Net change                                           ($1,192,222)   ($  522,735)
                                                     ===========    ===========


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

     Information regarding the Company's stock issuances from the date the Company reentered the development stage is as follows:

                                 Value
        Date        Number of     Per
       Issued        Shares      Share       Consideration Received       Basis for Valuation
     ----------   ------------   ------   ----------------------------   ---------------------
     01/01/98       14,150,000   $0.002   Oil and gas working interest   Other common stock
                                                                         purchase transactions
                                                                         by Hayseed Stephens
                                                                         in January 1998



NOTE 8.  STOCKHOLDERS' EQUITY - continued

                                 Value
        Date        Number of     Per
       Issued        Shares      Share       Consideration Received       Basis for Valuation
     ----------   ------------   ------   ----------------------------   ---------------------
     03/25/99           15,150     0.33   Services provided              Average stock price
                                                                           during period
                                                                           of service

     03/25/99        2,602,500     0.52   Lawsuit settlement             Stock price on settlement
                                                                           date in 1998

     05/14/99          104,315     0.52   Oil and gas working interest   Stock price on date
                                                                           of purchase

     06/01/99           99,000     0.52   Lawsuit settlement             Stock price on settlement
                                                                           date in 1998

     06/04/99          242,404     0.25   Oil and gas lease              Stock price based on date
                                                                           of agreement in 1998

     06/07/99          625,001     0.45   Cash

     06/24/99          262,225     0.45   Cash

     08/05/99           53,410     0.44   Promotional material           Stock price at date
                                                                           of agreement

     09/01/99           30,500     2.00   Automobile                      Stock price of common stock
                                                                            in private offering

     09/01/99           30,500     2.00   Cash

     09/01/99           20,000     1.75   Cash

     11/30/99            1,000     1.20   Services provided               Closing stock price on date of
                                                                            authorization by Board
                                                                            of Directors

     11/30/99            5,079     1.32   Services provided               Average stock price during
                                                                            period of service

     11/30/99           80,000     1.20   Marketing activities in Israel  Closing stock price on date of authorization by Board
                                                                            of Directors
                                      F-21


NOTE 8.  STOCKHOLDERS' EQUITY - continued

                                 Value
        Date        Number of     Per
       Issued        Shares      Share       Consideration Received       Basis for Valuation
     ----------   ------------   ------   ----------------------------   ---------------------
     12/01/99         332,500      2.00   Cash

     12/17/99          15,000      2.00   Future consulting services     Stock price of common stock
                                            over twenty four months        in private offering
                                            to an outside contractor for
                                            telecommunications support

     12/31/99         156,800      2.00   Cash

     03/21/00         100,000      1.24   Future consulting services     Average stock price on day
                                            as a retainer for legal        of agreement
                                            services from the
                                            Company's attorney

     03/21/00         100,000      1.24   Future consulting services     Average stock price on day
                                              from Curtis Swanson for         of agreement
                                              six months of assistance
                                              with SEC filings

     03/24/00         780,488      1.28   1,000,000 common shares        Closing stock price on day of
                                              of Restaurant Teams Int'l     agreement
                                              Inc.

     03/31/00          40,000      1.45   Services provided              Closing stock price on date of
                                                                            authorization by Board
                                                                            of Directors

     06/30/00          11,725      1.23   Services provided              Average stock price during
                                                                            period of service

     07/01/00         250,000      0.83   Future consulting services     Average stock price on date
                                             from an employee for           of agreement
                                             assistance in raising
                                             capital over one year

     09/06/00          50,000      1.36   Future consulting services     Average stock price on date
                                              as a retainer for legal       of agreement
                                                  services from the
                                                  Company's attorney



     09/20/00          24,256      1.15   Cash

     09/25/00          21,154      1.18   Cash




NOTE 8.  STOCKHOLDERS' EQUITY - continued

                                 Value
        Date        Number of     Per
       Issued        Shares      Share       Consideration Received       Basis for Valuation
     ----------   ------------   ------   ----------------------------   ---------------------
     09/30/00            3,472     1.13   Services provided              Average stock price during
                                                                            period of service

     09/30/00            3,786     0.98   Services provided              Average stock price during
                                                                           period of service
     10/10/00            6,154     0.81   Cash

     10/10/00          100,000     1.02   Future consulting services     Average stock price on date
                                            from Curtis Swanson for        of issuance
                                            six months of assistance
                                            with SEC filings

     10/12/00            7,560     0.93   Cash

     10/13/00           11,111     0.90   Cash

     11/14/00           23,000     1.00   Cash

     11/16/00            5,000     1.00   Cash

     11/20/00            5,714     0.88   Cash

     11/21/00           50,000     0.90   Future consulting services     Average stock price on date
                                            as a retainer  for legal       of issuance
                                            services from the
                                            Company's attorney

     11/21/00          100,000     0.90   Future consulting services     Average stock price on day
                                            from two directors for         of issuance
                                            six months of assistance
                                            with the drilling of the
                                            Israeli wells.

     12/15/00           10,870     0.92   Cash

     1/9/01             50,000     0.86    Services provided             Average stock price
                                                                           on date of issuance

     1/9/01            150,000     0.86   Future consulting services     Average stock price
                                            as a retainer for legal        on date of issuance
                                            services

     1/30/01            85,000     0.94   Services provided              Average stock price on date f
                                                                           authorization by Board of
                                                                           Directors



NOTE 8.  STOCKHOLDERS' EQUITY - continued

                                 Value
        Date        Number of     Per
       Issued        Shares      Share       Consideration Received       Basis for Valuation
     ----------   ------------   ------   ----------------------------   ---------------------

     3/14/01             5,000     0.64   Charitable donation            Average stock price
                                                                           on date of issuance

     3/23/01           100,000     0.64   Future consulting services     Average stock price
                                            as a retainer for legal        on date of issuance
                                            services

     6/8/01            400,000     1.44   Lawsuit settlement and         Stock price on settlement
                                            future legal services          date

     8/22/01           150,000     1.07   Three year consulting          Average stock price
                                            agreement with employee        on date of issuance

     8/22/01            41,099     1.02   Services provided              Average stock price during
                                                                           period of service

     8/30/01            70,306     1.12   Services provided              Average stock price on
                                                                            date of issuance

     9/5/01            200,000     1.06   Future consulting services     Average stock price on
                                                                           date of issuance

     9/5/01             26,800     1.06   Services provided              Average stock price on
                                                                           date of issuance

     10/11/01           67,000     1.03   Services provided              Average stock price on
                                                                           date of issuance

     10/29/01          100,000     0.96   Future consulting services     Average stock price on
                                            related to acquisition         date of issuance
                                            of oil and gas properties

     Since the Company reentered the development stage, 1,865,000 shares of its common shares have been issued for consulting services. The agreements provide for services to be performed over a fixed time period or for a specific dollar amount based on the price for which the shares can be sold. The shares issued were valued at the stock prices at the time of the agreements. Each agreement specifies the time period for which services will be rendered and whether there are any renewal provisions. The value of the stock issued has been recorded as deferred consulting in shareholders equity and is being recognized as an expense over the time period of the services rendered.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Company was party to two lawsuits. One is filed by a party who claimed that they were due a commission on a rig transaction. Plaintiffs seek $325,000 plus attorney fees. The other is a demand for relief from the restriction on 1,000,000 shares of stock and other damages. Management intends to actively assert its legal defenses and believes Plaintiffs are not entitled to any remedy from the Company. In addition, the Company settled a lawsuit filed by a shareholder of an affiliated company. The Company agreed to a settlement of $240,000 and issued common stock to the Company attorney to sell to fund the settlement. By agreement with the affiliated company, this amount was applied to the payable to the related party.

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

NOTE 11. CHANGE IN CONTROL - continued

     The Company filed the require documents with the Securities and Exchange Commission to allow its stock to resume trading on the NASD Bulletin Board in February 1999.

                              FINANCIAL STATEMENTS

                               SUPPLEMENTARY DATA

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
               SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS
               EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES
                                   (unaudite



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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

                                                        Petroleum       Natural
                                                         Liquids          Gas
                                                          (Bbls)         (Mcf)
                                                        ---------     ---------


December 31, 2001 - proved developed reserves                --         107,990
December 31, 2001 - proved reserves                          --         248,800

December 31, 2000 - proved developed reserves                --         119,090
December 31, 2000 - proved reserves                          --         259,900


                                                        Petroleum     Natural
                                                         Liquids         Gas
                                                          (Bbls)        (Mcf)
                                                        ---------     ---------


Reserves at December 31, 1999                                --         242,250
   Revisions of previous estimates                           --          25,945
   Production                                                --          (8,295)
                                                        ---------     ---------

Reserves at December 31, 2000                                --         259,900
   Revisions of previous estimates                           --          (5,613)
   Production                                                --          (5,487)
                                                        ---------     ---------

Reserves at December 31, 2001                                --         248,800
                                                        =========     =========

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2001 and 2000 is as follows:

                                                         2001           2000
                                                     -----------    -----------
     Future cash inflows                             $   561,270    $ 1,353,400
     Future production costs                            (209,250)      (377,460)
     Future development costs                           (193,000)      (195,500)
     Future income tax expense                              --             --
                                                     -----------    -----------

     Future net cash flows                               159,020        780,440
     10% annual discount                                  90,890        374,730
                                                     -----------    -----------

     Standardized measure of
       discounted future cash flows                  $    68,130    $   405,710
                                                     ===========    ===========

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2001 and 2000 are as follows:

                                                           2001         2000
                                                         ---------    ---------

     Change in sales price and production costs          ($332,786)   $ 336,246
     Change in estimated future development costs            1,429      (46,746)
     Sales of oil and gas, net of production costs         (13,945)     (17,426)
     Accretion of discount                                  40,571       10,546
     Net change due to revision in quantity estimates       (4,539)      46,590
     Other                                                 (28,310)     (28,955)
                                                         ---------    ---------

                                                         ($337,580)   $ 300,255
                                                         =========    =========

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, is as follows:

                                                           2001         2000
                                                         ---------    ---------

     Unproved properties                                 $ 315,529    $    --
     Proved properties                                     142,686      142,686
     Accumulated depletion and depreciation                (74,556)     (21,033)
                                                         ---------    ---------

        Net capitalized costs                            $ 383,659    $ 121,653
                                                         =========    =========

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the years ended December 31, 2001 and 2000 are as follows:

                                                           2001         2000
                                                         ---------    ---------

     Property acquisition costs                          $ 315,529    $ 114,386
     Exploration and development costs                        --           --
                                                         ---------    ---------

     Total                                               $ 315,529    $ 114,386
                                                         =========    =========

Results of oil and gas operations in the aggregate for the years ended December 31, are as follows:

                                                           2001         2000
                                                         ---------    ---------

     Revenues                                            $  20,683    $  27,109
     Compression expense                                      (931)      (2,245)
     Production costs                                       (5,807)      (7,348)
     Exploration expense                                      --           --
     Depreciation, depletion and impairment                (53,523)     (10,122)
     Income taxes                                             --           --
                                                         ---------    ---------

      Net oil and gas income                              ($39,578)   $   7,394
                                                         =========    =========