Form 10QSB
period 2002-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-05-20
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-10301


                         NESS ENERGY INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                Washington                               91-1067265
  ---------------------------------------            -------------------
  (State or jurisdiction of incorporation             (I.R.S. Employer
      or organization)                               Identification No.)



4201 East Interstate 20, Willow Park, Texas                76087
-------------------------------------------                -----
 (Address of Principal Executive Offices)                (Zip Code)



                  Registrant's telephone number: (817) 341-1477
                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         As of March 31, 2002, the Registrant had 59,571,850 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format
(check one): Yes    No X
                ---   ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

     ITEM 1.  FINANCIAL STATEMENTS

    BALANCE SHEETS AS OF MARCH 31, 2002 & DECEMBER 31,2001.....................3

              STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001
              AND FOR THE PERIOD FROM JANUARY 1, 1998
              (RE-ENTERING DEVELOPMENT STAGE)
              THROUGH MARCH 31, 2002...........................................5

              STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY.............................................6

              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001,
              AND FOR THE PERIOD FROM JANUARY 1, 1998
              (RE-ENTERING DEVELOPMENT STAGE)
              THROUGH MARCH 31, 2002...........................................7

              NOTES TO FINANCIAL STATEMENTS....................................8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.............................................16

     ITEM 5.  OTHER INFORMATION...............................................16
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................16
              SIGNATURES......................................................18


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

                         NESS ENERGY INTERNATIONAL, INC


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                         3/31/2002      12/31/2001
                                                                        -----------    -----------
                                                                        (unaudited)
                                  ASSETS
CURRENT ASSETS
     Cash                                                               $    21,356    $    45,463
     Accounts receivable - related parties                                   39,929         63,286
     Deposits                                                                13,000         10,384
     Investments - available for sale                                        15,200         80,000
                                                                        -----------    -----------
           Total current assets                                              89,485        199,133

PROPERTY AND EQUIPMENT
     Oil and gas properties, unproved                                       405,810        315,529
     Oil and gas properties, proved                                         142,686        142,686
     Less accumulated depreciation and depletion                             77,828         74,556
                                                                        -----------    -----------
        Total oil and gas properties                                        470,668        383,659
                                                                        -----------    -----------

OTHER ASSETS
     Fixed assets, net of accumulated depreciation of $33,769 and
        $30,547 at March 31, 2002 and December 31, 2001, respectively        29,989         33,211
                                                                        -----------    -----------
                                                                             29,989         33,211
                                                                        -----------    -----------
TOTAL ASSETS                                                            $   590,142    $   616,003
                                                                        ===========    ===========



              LIABILITIES AND STOKCHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses                              $    82,312    $   106,115
     Accounts payable - related party                                        76,733         90,254
                                                                        -----------    -----------
           Total current liabilities                                        159,045        196,369

     LONG TERM DEBT                                                       1,996,857      1,776,757

TOTAL LIABILITIES                                                         2,155,902      1,973,126

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
        10,000 shares authorized, none issued                                  --             --
     Common stock, no par; 200,000,000 shares authorized;
        57,784,235 shares issued and outstanding 12/31/01
        58,571,850 shares issued and outstandIng 3/31/02                  9,981,166      9,334,489
     Retained deficit prior to reentering
        development stage - January 1, 1998                              (2,630,233)    (2,630,233)
     Deficit accumulated since reentering
        development stage - January 1, 1998                              (9,147,409)    (8,440,379)
     Stock subscriptions                                                    449,029        814,829
     Deferred consulting                                                   (233,513)      (515,829)
     Accumulated other comprehensive income                                  15,200         80,000
                                                                        -----------    -----------
           Total stockholders' equity (deficit)                          (1,565,760)    (1,357,123)
                                                                        -----------    -----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                                     $   590,142    $   616,003
                                                                        ===========    ===========


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                Cumulative
                                                                                 Amounts
                                                                                  Since
                                                                                Reentering
                                                                                Development
                                                    Three Months Ended            Stage
                                                         March 31,              January 1,
                                                    2002            2001            1998
                                               ------------    ------------    ------------
REVENUES
     Oil and gas revenues                      $      2,382    $      9,810    $     93,593

EXPENSES
     Lease operating expenses                           993           1,081          24,384
     Production taxes                                   161             736           6,865
     Compression expenses                               231             119          10,460
     Depreciation and depletion                       6,495           5,193         111,597
     Litigation settlement                          115,500            --         1,508,400
     General and administrative                     551,606         458,350       6,432,771
                                               ------------    ------------    ------------

         Total operating expenses                   674,986         465,479       8,094,477
                                               ------------    ------------    ------------

Operating income (loss)                            (672,604)       (455,669)     (8,000,884)

Interest expense - related party                    (34,536)        (17,570)       (153,971)
Other income                                            110             168           7,446
                                               ------------    ------------    ------------

         Net gain (loss) before income taxes       (707,030)       (473,071)     (8,147,409)

         Income tax benefit                            --              --              --
                                               ------------    ------------    ------------

NET LOSS                                       ($   707,030)   ($   473,071)   ($ 8,147,409)

Other comprehensive income, net of tax
     Unrealized losses on investments          ($    64,800)   ($    15,600)   $     15,200
                                               ------------    ------------    ------------

Comprehensive loss                             ($   771,830)   ($   488,671)   ($ 8,132,209)
                                               ============    ============    ============

Net loss per weighted average share            $      (0.01)   $      (0.01)   $      (0.15)
                                               ============    ============    ============

Weighted average shares outstanding              58,378,090      56,582,821      54,134,746
                                               ============    ============    ============


                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                          Accumulated    Accumulated
                                                             Deficit        Deficit
                                                            Prior to        Since
                                                           Reentering     Reentering
                                                          Development    Development    Accumulated
                                Common Stock                 Stage          Stage          Other
                              -------------------------    January 1,     January 1,   Comprehensive      Stock         Deferred
                                 Shares        Amount         1998           1998          Income     Subscriptions    Consulting
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE,
  December 31, 1997            35,809,356   $ 2,630,233   $(2,630,233)   $      --      $      --      $      --      $      --
    Issuance of common
       stock                   21,974,879     6,704,256          --             --             --             --       (2,456,750)
    Recognition of
       services performed
       for common stock              --            --            --             --             --             --        1,940,921
    Net loss                         --            --            --       (8,440,379)        80,000        814,829           --
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE,
  December 31, 2001            57,784,235     9,334,489    (2,630,233)    (8,440,379)        80,000        814,829       (515,829)
    Issuance of common
       stock for employee
       bonuses                     85,000        62,050          --             --             --          (62,050)          --
    Issuance of common
       stock for future
       services                   557,000       494,346          --             --             --         (425,250)      (494,346)
    Issuance of common
       stock for oil and
       gas property               145,615        90,281          --             --             --             --             --
    Issuance of common
       stock for services            --            --            --             --             --            6,000           --
    Issuance of common
       stock for lawsuit
       settlement                    --            --            --             --             --          115,500
    Recognition of
       services performed
       for common stock              --            --            --             --             --             --          776,662
    Net depreciation of
       securities available
       for sale                      --            --            --             --          (64,800)          --             --
    Net loss                         --            --            --         (707,030)          --             --             --
                              -----------   -----------   -----------    -----------    -----------    -----------    -----------

BALANCE,
March 31, 2002                 58,571,850   $ 9,981,166   $(2,630,233)   $(9,147,409)   $    15,200    $   449,029    $  (233,513)
                              ===========   ===========   ===========    ===========    ===========    ===========    ===========


                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                   Cumulative
                                                                                     Amounts
                                                                                      Since
                                                                                    Reentering
                                                                                   Development
                                                                                      Stage
                                                                                   January 1,
                                                         2002           2001           1998
                                                     -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                ($  244,207)   ($  298,181)   $(3,491,936)

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of other fixed assets                     --             --           (2,758)
                                                     -----------    -----------    -----------

             Cash used in investing activities              --             --           (2,758)

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from borrowings - related party        220,100        263,700      1,996,857
         Proceeds from issuance of common stock             --             --        1,519,193
                                                     -----------    -----------    -----------
             Cash provided by financing activities       220,100        263,700      3,516,050

         Change in cash for period                       (24,107)       (34,481)        21,356

CASH, BEGINNING OF PERIOD                                 45,463         50,760           --
                                                     -----------    -----------    -----------

CASH, END OF PERIOD                                  $    21,356    $    16,279    $    21,356
                                                     ===========    ===========    ===========

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. UNAUDITED INFORMATION

The balance sheet as of March 31, 2002 and the statements of operations for the three month periods ended March 31, 2001 and March 31, 2002 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2001 and March 31, 2002.

NOTE 2. BASIS OF PRESENTATION

The condensed financial statements of Ness Energy International, Inc. (the "Company") as of March 31, 2001 and March 31, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements at December 31, 2001 contained in the Form 10-KSB filed on April 1, 2002. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain reclassifications have been made to the 2001 financial statements to conform with the financial statement presentation at March 31, 2002. Such reclassifications had no effect on net loss.

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

The Company did not sell any securities during the three months ended March 31, 2002 or 2001. A permanent decline in value was recorded in the second quarter of 2001 resulting in a $1,000,000 loss recorded in the statement of operations. Prior to December 31, 2001, the investment was relisted and resumed trading. The investment has been recorded at fair value at March 31, 2002 and 2001. All changes in fair value have been recorded as a change in other comprehensive income and recorded as a component of equity in the financial statements.

The Company has $15,200 investment securities classified as available for sale at March 31, 2002.

NOTE 5. LONG TERM DEBT

The Company has notes payable as follows:

Note 1
                                  at March 31, 2002           at March 31, 2002
                                  -----------------           -----------------
        Payable to:               Hayseed Stephens            Hayseed Stephens
        Amount:                   $300,000                    $300,000
        Outstanding Balance:      $277,057                    $277,057
        Accrued Interest:         $  4,525                    $ 20,042
        Interest Rate:            Prime Rate +2%              Prime Rate +2%
        Due Date:                 April 1, 2003               June 6, 2002
        Collateral:               Unsecured                   Unsecured

The interest is included in accounts payable related party and is paid on a current basis. Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the Company to use for operations.

Note 2
                                  at March 31, 2002           at March 31, 2001
                                  -----------------           -----------------
        Payable to:               Hayseed Stephens Oil, Inc.  HSOI
                                  ("HSOI)
        Amount:                   $2,000,000                  $ 600,000
        Outstanding Balance:      $1,719,800                  $ 504,200
        Accrued Interest:         $   65,631                  $  14,172
        Interest Rate:            Prime Rate +2%              Prime Rate +2%
        Due Date:                 April 1, 2003               September 15, 2002
        Collateral:               Unsecured                   Unsecured

The interest is included as a reduction in accounts payable related party and is paid on a current basis. HSOI sold some of the Ness Energy stock that it owns and loaned the proceeds to the Company to use for operations.

NOTE 6. LITIGATION SETTLEMENT

In October 2001, a complaint was filed in the District Court of Harris County, Texas demanding relief from the Registrant's refusal to allow the restriction be removed from 1,000,000 shares of its common stock and other damages. (Petty International Development Corporation (PIDC) vs Ness Energy International and Fidelity Transfer Company, Case No. 2001-46741). In April 2002, a settlement was reached in this case whereby the Registrant agreed to release 275,000 shares and PIDC returned 725,000 shares to the transfer agent.

NOTE 7. NONCASH INVESTING AND FINANCING ACTIVITIES:

Noncash investing and financing activities for the three months ended March 31, 2002 and 2001 are as follows:

         In January 2002, the Company issued 400,000 shares of its common stock for professional services to be rendered over a period of time that had been included in stock subscriptions at December 31, 2001. Deferred consulting of $390,000 was recorded based on the average stock price on the date of approval.

         In January 2002, the Company issued 50,000 shares of its common stock for professional services to be rendered over a period of time that had been included in stock subscriptions at December 31, 2001. Deferred consulting of $35,250 was recorded based on the average stock price on the date of issuance.

         In January 2002, the Company issued 85,000 shares of its common stock as a bonus to employees that had been included in stock subscriptions at December 31, 200l. Compensation was recorded based on the average stock price on the date the bonus was approved.

         In February 2002, the Company issued 50,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $35,750 was recorded based on the average stock price on the date of issuance.

         In February 2002, the Company issued 145,615 shares of its common stock for an oil and gas lease. The cost of the lease was recorded at $90,281 based on the average stock price on the date of issuance.

         In March 2002, the Company issued 30,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $17,550 was recorded based on the average stock price on the date of issuance.

         In March 2002, the Company issued 27,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $15,595 was recorded based on the average stock price on the date of issuance.

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

         In March 2001, the Company issued 100,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $64, 850 was recorded based on the average stock price on the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Prior to October 1997, the Registrant had been dormant for approximately twelve years. On October 8, 1997 management entered into an agreement whereby Hayseed Stephens would take over operations and control of the Registrant in exchange for oil and gas properties. This was approved by the board of directors of the then named Kit Karson Corporation and change of control occurred on December 22, 1997. In July 1999, the Registrant changed its name from Kit Karson Corporation to Ness Energy International, Inc. ("Ness").

         The Registrant is in the development stage and is continuing with its plan of exploration for and development of oil and natural gas primarily in Israel, but also in Texas. Ness has applied for two licenses with the Petroleum Commissioner of Israel. The Registrant is a Certified Petroleum Works Contractor in Israel and management continues to diligently search for capital to drill in Israel and in Texas. President and CEO Hayseed Stephens continues to travel to Israel monthly to further the Registrants commitment to continue its effort to drill for oil and gas there.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Results of Operations.

     Comparison of the three month periods ended March 31, 2001 and March 31, 2001.

( a )    Revenues.
         --------

         Operating revenues for three month period ended March 31, 2001 were $9,810 with an operating loss of 455,669. Operating revenues for three month period ended March 31, 2002 were $2,382 a 76% decrease from 2001, with an operating loss of $672,604. The 76% decrease in revenues from 2001 is the combined result of a 23% decrease in natural gas production, and a 68% decrease in natural gas prices.

( b )    Costs and Expenses.
         -------------------

         Costs for the three month period ended March 31, 2002 decreased by $551 or 28% to $1,385 as compared to $1,936 for the corresponding period ended March
31. 2001. Litigation settlement reflects the cost to settle a case recorded during the quarter in 2002. (See Note 6 to the financial statements). General and Administrative expenses increased by 20% to $551,606 as compared to $458,350 in 2001. The increase in these costs are the result of the continued effort by the Registrant to acquire drilling licenses from the state of Israel and to obtain financing to drill for oil and gas in Israel and in Texas. The higher costs were the net result of increased professional fees in searching for financing partially offset by lower payroll expenses due to a reduction in staff and lower legal fees.

( c  )   Depreciation and depletion.
         ---------------------------

         Depreciation and depletion increased by 25% to $6,495 in the first quarter of 2002 from $5,193 in the same period in 2001. This was the result of increased depletion cost in 2002.

( d )    Net Loss.
         ---------

         The Registrant had a net loss for the three months ended March 31, 2002 of $707,030 compared to net loss of $473,071 for the same period in 2001, representing ($0.01) and ($0.01) per share respectively. The increased net loss of $233,959 is mainly the combined result of a litigation settlement. (See Note 6 to the financial statements) and higher general and administrative expenses.

( e )    Going Concern.
         -------------

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

         Management plans to raise capital through the private placement of company stock, debt, and, eventually, through public offerings. Management intends to use the proceeds from debt or any equity sales to further develop oil and gas reserves in the United States and in selected foreign countries. The Registrant believes and these actions will enable the Registrant to carry out its business plan and ultimately to achieve profitable operations.


Liquidity and Capital Resources.

The Registrant has a 25% working interest in gas wells in Parker County, Texas. Revenue is limited to a small amount due to a low volume produced in these wells. In the three months ended March 31, 2002, the Registrant received $220,100 through the increase in debt (see Note 5 to the financial statements). During 2001 Hayseed Stephens Oil Inc., wholly owned by Hayseed Stephens, has sold some of its Ness stock and loaned the entire proceeds to the Registrant to use for operations. The Registrant is heavely dependent on (1) loans from Hayseed Stephens to meet operational requirements and (2) compensating for services through the issuance of stock until alternative financing can be arranged. During the first quarter of 2002, the Registrant received services valued at $776,662 and will receive future services of $233,513 in 2002 in exchange for 803,627 shares of its common stock and 259,148 shares shares respectively. Ness also purchased an oil and lease valued at $90,281 for 145,615 shares of its common stock.

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

         (a) In July 2000, a complaint was filed in District Court of Ector County, Texas demanding payment of a $325,000 commission on the purchase of an Ideco 3000 drilling rig by the Registrant from Interfab, Ltd. (Cho-Taw, Inc., Bob Hawk dba Bob Hawk & Associates, and Lynne E. Thomas v. Ness Energy International, Inc. and Interfab, Ltd., Case No. B-109443). The Registrant denies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and discovery has been completed. A court hearing is set for May 20, 2002. Management of the Registrant cannot take any position at this time as to the likely outcome of this matter. A court hearing is set for May 20, 2002.

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

         (c) In October 2001, a complaint was filed in the District Court of Harris County, Texas demanding relief from the Registrants refusal to allow the restriction be removed from 1,000,000 shares of its common stock and other damages. (Petty International Development Corp. (PIDC) vs. Ness Energy International, Inc. and Fidelity Transfer Company, Case No. 2001-46741). In April 2002, a settlement was reached whereby the Registrant agreed to release 275,000 shares and PIDC returned 725,000 shares to the transfer agent.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Equity Securities Sold Without Registration

         The  following   securities  of  the   Registrant   were  sold  without
registration during the three months ended March 31, 2002:

         (1) On January 3, 2002, the Company issued 400,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $390,000 was recorded based on the average stock price on the date of approval.

         (2) On January 3, 2002, the Company issued 50,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $35,250 was recorded based on the average stock price on the date of issuance.

         (3) On January 30, 2002, the Company issued 85,000 shares of its common stock as a bonus to employees. Compensation of $62,050 was recorded based on the average stock price on the date the bonus was approved.

         (4) On February7, 2002, the Company issued 50,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $35,750 was recorded based on the average stock price on the date of issuance.

         (5) On February 20, 2002, the Company issued 145,615 shares of its common stock for an oil and gas lease. The cost of the lease was recorded at $90,281 based on the average stock price on the date of issuance.

         (6) On March 7, 2002, the Company issued 30,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $17,550 was recorded based on the average stock price on the date of issuance.

         (7) On March 7, 2002, the Company issued 27,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $15,595 was recorded based on the average stock price on the date of issuance.

General Information.

         All of the above noted shares were issued directly by the Registrant, and no commissions or fees were paid in connection with any of these transactions. For the issuance's discussed in subparagraphs (1) through (13), they were undertaken under a claim of exemption from registration under the Securities Act of 1933 as provided by Section 4 (2) and Rule 506 of Regulation D thereof, in that:

         |X| the sales were made to accredited or sophisticated investors as defined in Rule 501 and 506 respectively;

         |X|      the  company  gave  the  purchaser  the   opportunity  to  ask
                  questions  and  receive  answers   concerning  the  terms  and
                  conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

         |X| at a reasonable time prior to the sale of securities, the company advised the purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

         |X| neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

         |X| the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4. SUBMIFSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

         The Registrant filed the following reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB:

         A Form 8-K was filed on February 11, 2002 to report under Item 2, that on June 22, 2001, the Registrant had acquired an oil and gas lease covering all unleased portions of the Baker Ranch located 15 miles northwest of Rocksprings in Edwards County, Texas. The lease covers approximately 6200 acres and has a primary term of three years. The Registrant is exchanging approximately 310, 651 shares of its restricted common stock for this lease.

         A Form 8-K was filed on February 11, 2002 to report under Item 2, that on January 10, 2002 the Registrant had acquired oil and gas leases from AMD Property Company, Inc. covering approximately 160 acres and from Doss Property Company, Ltd. covering approximately 2000 acres. These leases are located in Parker County, Texas. The Registrant exchanged 10,938 shares and 134,677 shares of its common stock respectively for these leases.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Ness Energy International, Inc.



Dated: May 20, 2002                              By: /s/ Hayseed Stephens
                                                     ---------------------------
                                                     Hayseed Stephens, President

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

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

10.11 Oil and Gas Lease dates May11, 2001 and amended on January 10, 2002 with AMD Property Company Ltd. (incorporated by reference to Exhibit
         10.1 of the Form 8-K filed on February 11, 2002).

10.12 Oil and Gas Lease dated May 11, 2001 and amended on January 10, 2002 with Doss Property Company, Ltd. (incorporated by reference to Exhibit
         10.2 of the Form 8-K filed on February 11, 2002).

10.13 Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 11, 2002).

10.14 Amendment to Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 11, 2002).

10.15 Assignment of Oil and Gas Lease dated May 27, 2001 to Fairway Links Energy, Inc. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on February 11, 2002).

10.16 Amendment of Promissory Note to Hayseed Stephens dated December 17, 2001. (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 1, 2002).

10.17 Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated December 17, 2001 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 1, 2002).

10.18    Amendment of Promissory Note to Hayseed Stephens dated March 28, 2002.

10.19 Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated March 28, 2002.