Form 10QSB/A
period 2002-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-07-18
CIK 353634

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                                                                Cumulative
                                                                                 Amounts
                                                                                  Since
                                                                                Reentering
                                                                                Development
                                                    Three Months Ended            Stage
                                                         March 31,              January 1,
                                                    2002            2001            1998
                                               ------------    ------------    ------------
REVENUES
     Oil and gas revenues                      $      2,382    $      9,810    $     93,593

EXPENSES
     Lease operating expenses                           993           1,081          24,384
     Production taxes                                   161             736           6,865
     Compression expenses                               231             119          10,460
     Depreciation and depletion                       6,495           5,193         111,597
     Litigation settlement                          115,500            --         1,508,400
     General and administrative                     551,606         458,350       6,432,771
                                               ------------    ------------    ------------

         Total operating expenses                   674,986         465,479       8,094,477
                                               ------------    ------------    ------------

Operating income (loss)                            (672,604)       (455,669)     (8,000,884)

Interest expense - related party                    (34,536)        (17,570)       (153,971)
Imparment of Investments available for sale            --              --        (1,000,000)
Other income                                            110             168           7,446
                                               ------------    ------------    ------------

         Net gain (loss) before income taxes       (707,030)       (473,071)     (9,147,409)

         Income tax benefit                            --              --              --
                                               ------------    ------------    ------------

NET LOSS                                       ($   707,030)   ($   473,071)   ($ 9,147,409)

Other comprehensive income, net of tax
     Unrealized losses on investments          ($    64,800)   ($    15,600)   $     15,200
                                               ------------    ------------    ------------

Comprehensive loss                             ($   771,830)   ($   488,671)   ($ 9,132,209)
                                               ============    ============    ============

Net loss per weighted average share            $      (0.01)   $      (0.01)   $      (0.17)
                                               ============    ============    ============

Weighted average shares outstanding              58,378,090      56,582,821      54,134,746
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

Note 1
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

                                                 Ness Energy International, Inc.



Dated: July 16, 2002                              By: /s/ Hayseed Stephens
                                                     ---------------------------
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