Form 10QSB
period 2002-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-08-19
CIK 353634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM ___________ TO ______________

                         COMMISSION FILE NUMBER: 0-10301

                         NESS ENERGY INTERNATIONAL, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                     Washington                          91-1067265
                     -----------                        ------------
               (State or jurisdiction of              (I.R.S. Employer
               incorporation or organization)         Identification No.)

             4201 East Interstate 20, Willow Park, Texas       76087
             -------------------------------------------       -----
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

         As of June 30, 2002, the Registrant had 59,083,545 shares of common stock issued and outstanding.  Transitional Small Business Disclosure Format
(check one):                                                   Yes       No X

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                 BALANCE SHEETS AS OF JUNE 30, 2002 & DECEMBER 31, 2001........3

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002
                 AND JUNE 30, 2001 AND FOR THE PERIOD FROM JANUARY 1, 1998
                 (RE-ENTERING DEVELOPMENT STAGE) THROUGH JUNE 30, 2002.........5

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.................6

                 STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS
                 ENDED JUNE 30, 2002 AND JUNE 30, 2001, AND FOR THE
                 PERIOD FROM JANUARY 1, 1998 (RE-ENTERING DEVELOPMENT
                 STAGE) THROUGH JUNE 30, 2002..................................7

                 NOTES TO FINANCIAL STATEMENTS.................................8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............12

PART II - OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         6/30/2002        12/31/2001
                                                                       ------------      ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $   33,492        $  45,463
  Accounts receivable - related parties                                    31,312           63,286
  Deposits                                                                  3,000           10,384
  Investments - available for sale                                          7,300           80,000
                                                                      ------------      ------------

        Total current assets                                               75,104          199,133

PROPERTY AND EQUIPMENT
  Oil and gas properties, unproved                                        550,221          315,529
  Oil and gas properties, proved                                          142,686          142,686
  Less accumulated depreciation and depletion                              76,947           74,556
                                                                     ------------      ------------

     Total oil and gas properties                                         615,960          383,659
                                                                     ------------      ------------

OTHER ASSETS
  Fixed assets, net of accumulated depreciation of $36,992 and
     $30,547 at June 30, 2002 and December 31, 2001, respectively          26,767           33,211
                                                                     ------------      ------------

                                                                           26,767           33,211
                                                                     ------------      ------------

TOTAL ASSETS                                                           $  717,831       $  616,003
                                                                     ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable and accrued expenses                                $  100,304       $  106,115
  Accounts payable - related party                                         78,473           90,254
                                                                    ------------      ------------

        Total current liabilities                                         178,777          196,369

  NOTE PAYABLE - RELATED PARTY                                          2,205,157        1,776,757

TOTAL LIABILITIES                                                       2,383,934        1,973,126

  CONTINGENCIES                                                                -                -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.10 par value
     10,000 shares authorized, none issued                                     -                -
  Common stock, no par; 200,000,000 shares authorized;
     57,784,235 shares issued and outstanding 12/31/01
     59,083,545 shares issued and outstandIng 6/30/02                  10,179,874        9,334,489
  Common stock subscribed, 1,840,000 shares at 6/30/02
     and 170,503 at 12/31/01, respectively                                750,771          814,829
  Retained deficit prior to reentering
     development stage - January 1, 1998                             (2,630,233)    (2,630,233)
  Deficit accumulated since reentering
     development stage - January 1, 1998                             (9,658,960)    (8,440,379)
  Deferred consulting                                                (314,855)    (515,829)
  Accumulated other comprehensive income                                    7,300           80,000
                                                                    ------------      ------------

        Total stockholders' equity (deficit)                         (1,666,103)    (1,357,123)
                                                                    ------------      ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                      $   717,831     $    616,003
                                                                    ============      ============

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                                                                                          Cumulative
                                                                                                                                                           Amounts
                                                                                                                                                            Since
                                                                                                                                                          Reentering
                                                                                                                                                         Development
                                                Three Months Ended       Six Months Ended          Stage
                                                    June 30,                 June 30,            January 1,
                                                2002        2001        2002          2001          1998
                                              --------------------------------------------------------------

 REVENUES
    Oil and gas revenues                      $ 2,974      $ 4,556     $ 5,356       $ 14,367     $ 96,567

 EXPENSES
    Lease operating expenses                    1,110        1,063       2,103          2,144       25,494
    Production taxes                              207          334         368          1,070        7,072
    Compression expenses                          225          191         456            310       10,685
    Depreciation and depletion                  2,342        5,193       8,837         10,386      113,939
    Litigation settlement                          -       240,000     115,500        240,000    1,508,400
    General and administrative                471,573      400,981   1,023,179        859,333    6,904,344
                                              --------------------------------------------------------------
              Total operating expenses        475,457      647,762   1,150,443      1,113,243    8,569,934
                                              --------------------------------------------------------------

 Operating income (loss)                      (472,483)    (643,206) (1,145,087)    (1,098,876)  (8,473,367)

 Interest expense - related party              (39,533)     (22,186)    (74,069)       (39,755)    (193,504)
 Impairment of investments -
    available for sale                             -    (1,000,000)         -      (1,000,000)  (1,000,000)
 Other Income                                      465          257         575            425        7,911
                                              --------------------------------------------------------------

              Net gain (loss) before income  (511,551)  (1,665,135) (1,218,581)    (2,138,206)  (9,658,960)
              taxes
              Income tax benefit                   -            -           -              -            -
                                              --------------------------------------------------------------

 NET LOSS                                    ($511,551) ($1,665,135)($1,218,581)   ($2,138,206)($ 9,658,960)

 Other comprehinsive income, net of tax
    Unrealized losses on investments          ($7,900)  $       -     ($72,700)    $       -   $     7,300
                                              --------------------------------------------------------------

 Comprehensive loss                          ($519,451) ($1,665,135)($1,291,281)   ($2,138,206) ($9,651,660)
                                              ==============================================================

 Net loss per weighted average share          $  (0.01)  $    (0.03) $    (0.02)    $    (0.04)  $    (0.18)
                                              ==============================================================

 Weighted average shares outstanding        58,867,954   56,751,008  58,624,375     56,559,709   54,397,221
                                              ==============================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                           Accumulated    Accumulated
                                                             Deficit       Deficit
                                                             Prior to       Since
                                                            Reentering    Reentering
                                                            Development   Development    Accumulated
                                                               Stage        Stage           Other
                                       Common Stock          January 1,    January 1,    Comprehensive      Stock         Deferred
                               -------------------------
                                  Shares        Amount         1998          1998           Income       Subscriptions    Consulting
                               -----------------------------------------------------------------------------------------------------
      BALANCE,
December 31, 1997               35,809,356    $2,630,233   $(2,630,233)     $ -             $ -             $ -            $ -
     Issuance of common
             stock              21,974,879     6,704,256            -         -               -               -          (2,456,750)
     Recognition of
             services performed
             for common stock         -               -             -         -               -               -           1,940,921

     Net loss                         -               -             -   (8,440,379)       80,000         814,829             -
                               -----------------------------------------------------------------------------------------------------

       BALANCE,
December 31, 2001               57,784,235     9,334,489    (2,630,233) (8,440,379)       80,000         814,829           (515,829)
     Issuance of common
             stock for employee
             bonuses
                                    85,000        62,050            -         -               -          (62,050)                -
     Issuance of common
             stock for future
             services              698,000       543,551            -         -               -         (159,000)          (543,551)

     Issuance of common
             stock for oil and
             gas property          145,615        90,281            -         -               -          123,742                 -

     Issuance of common
             stock for services
                                    95,695        34,003            -         -               -           33,250                 -
     Issuance of common
             stock for lawsuit
             settlement            275,000       115,500            -         -               -               -                  -

     Recognition of
             services performed
             for common stock         -               -             -         -               -               -                  -

     Net depreciation of                                                                                                    744,525
             securities
             available
             for sale                 -               -             -         -           (72,700)            -                  -

      Net loss                        -               -             -      (1,218,581)        -               -                  -
                               -----------------------------------------------------------------------------------------------------

       BALANCE,
    June 30, 2002              59,083,545     $10,179,874    $(2,630,233) $(9,658,960)   $  7,300      $ 750,771         $ (314,855)
                               =====================================================================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                     Amounts
                                                                                                      Since
                                                                                                    Reentering
                                                                                                   Development
                                                                                                      Stage
                                                                                                    January 1,
                                                              2002               2001                 1998
                                                       -------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                   ($  440,371)       ($  591,697)        $  (3,688,100)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of other fixed assets                                 -                  -          (2,758)
                                                       -------------------------------------------------------------
   Cash used in investing activities                             -                  -
                                                                                               (2,758)
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from borrowings - related party                   428,400            615,000            1,776,757
  Proceeds from issuance of common stock                         -                  -              1,947,593
                                                       -------------------------------------------------------------
   Cash provided by financing activities                     428,400            615,000            3,724,350

  Increase (decrease) in cash for period                (11,971)            23,303               33,492

CASH, BEGINNING OF PERIOD                                     45,463             50,760                  -
                                                       -------------------------------------------------------------

CASH, END OF PERIOD                                     $     33,492       $     74,063        $       33,492
                                                       =============================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.    UNAUDITED INFORMATION

The balance sheet as of June 30, 2002 and the statements of operations for the three month and six month periods ended June 30, 2001 and June 30, 2002 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2002 and the results of operations for the three month periods ended June 30, 2001 and June 30, 2002.

NOTE 2.    BASIS OF PRESENTATION

The condensed financial statements of Ness Energy International, Inc. (the
"Company") as of June 30, 2001 and June 30, 2002 have been prepared by the
Company, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.
However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements at December 31, 2001 contained in the Form 10-KSB filed on
April 1, 2002. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain reclassifications have been made to the 2001 financial statements to conform with the financial statement presentation at June 30, 2002. Such reclassifications had no effect on net loss.

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
Prior to December 31, 2001, the investment was relisted and resumed trading. The investment has been recorded at fair value at June 30, 2002 and 2001. All changes in fair value have been recorded as a change in other comprehensive income and recorded as a component of equity in the financial statements.

The Company has $7,300 investment securities classified as available for sale at
June 30, 2002.

NOTE 5.       LONG TERM DEBT

The Company has notes payable as follows:

Note 1
                                            at June 30, 2002           at June 30, 2001
                                            ----------------           ----------------
              Payable to:                   Hayseed Stephens           Hayseed Stephens
              Amount:                       $300,000                   $300,000
              Outstanding Balance:          $277,057                   $277,057
              Accrued Interest:             $   3,462                  $  26,672
              Interest Rate:                Prime Rate +2%             Prime Rate +2%
              Due Date:                     July 1, 2003               July 1, 2002
              Collateral:                   Unsecured                  Unsecured

The interest is included in accounts payable related party and is paid on a current basis. Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the Company to use for operations.

Note 2

                                            at June 30, 2002           at June 30, 2001
                                            ----------------           ----------------
              Payable to:                   Hayseed Stephens Oil, Inc. HSOI
                                            ("HSOI)
              Amount:                       $2,000,000                 $ 600,000
              Outstanding Balance:          $1,928,100                 $ 855,500
              Accrued Interest:             $     94,770               $   30,268
              Interest Rate:                Prime Rate +2%             Prime Rate +2%
              Due Date:                     July 1, 2003               September 15, 2002
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
         the date of issuance.

         In April 2002, the Company issued 275,000 shares of its common stock in settlement of a lawsuit brought against the Company. Expense of
         $115,500 was recorded based on the average price on the date of the settlement.

         In May 2002, the Company issued 60,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $20,400 was recorded based on the average stock price on the date of issuance

         In May 2002, the Company issued 72,865 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance.

         In June 2002, the Company issued 10,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $3,600 was recorded based on the average stock price on the date of issuance.

         In June 2002, the Company issued 71,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $25,205 was recorded based on the average stock price on the date of issuance.

         In June 2002, the Company issued 22,830 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance.

         In January 2001, the Company issued 85,000 shares of its common stock as a bonus to employees that had been accrued at December 31, 2000.
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

Results of Operations.

(a)    Comparison of the three month periods ended June 30, 2001 and June 30, 2002.

         Revenues.
         --------

     Operating  revenues  for six month  period  ended June 30, 2001 were $4,556 with an operating loss of 643,206. Operating revenues for six month period ended
June 30, 2002 were $2,974 a 35% decrease from 2001, with an operating loss of
$472,483. The 35% decrease in revenues from 2001 is the combined result of a 8%
decrease in natural gas production, and a 29% decrease in natural gas prices.

         Costs and Expenses.
         ------------------

     Costs for the six month period  ended June 30, 2002  decreased by $46 or 3%
to $1,542 as compared to $1,588 for the corresponding period ended June 30.
2001. Litigation settlement reflects the cost to settle a case recorded during the quarter in 2001. (See Note 6 to the financial statements). General and
Administrative expenses increased by 18% to $471,573 as compared to $400,981 in
2001. The increase in these expenses is the net result of higher professional fees relating to the continued effort to obtain financing to drill for oil and gas in Israel and in Texas and the SB-2 registration application, partially offset by lower salary cost and lower legal fees.

         Depreciation and depletion.
         --------------------------

     Depreciation and depletion decreased by 55% to $2,342 in the second quarter of 2002 from $5,193 in the same period in 2001. This was the result of a correction of a overstatement in the first quarter of 2002.

         Net Loss
         --------

     The  Registrant  had a net loss for the three months ended June 30, 2002 of
$511,551 compared to net loss of $1,665,135 for the same period in 2001, representing ($0.01) and ($0.03) per share respectively. The increased net loss of $1,153,584 is mainly the combined result of a litigation settlement. (See
Note 6 to the financial statements) and higher general and administrative expenses.

(b)      Comparison of the six month periods ended June 30, 2001 and June 30, 2002

         Revenues
         --------

     Operating revenues  for the six month  period  ended  June 30,  2001 were
$14,367 with an operating loss of $1,098,876. Operating revenues for the six month period ended June 30, 2002 were $5,356 a 63% decrease from 2001 with an operating loss of $1,145,087. The 63% decrease in revenues from 2001 is the combined result of a 55% decrease in natural gas prices and a 17% decrease in natural gas production in 2002.

         Costs and Expenses
         ------------------

     Costs and expenses for the six month period ended June 30, 2002 decreased by $597 or 17% to $2,927 as compared to $3,524 for the corresponding period ended June 30, 2001. The 17% decrease is mostly the result of lower production taxes due to reduced natural gas production. General and administrative expense in 2002 increased by 19% to $1,023,179 as compared to $859,333 for the same six month period in 2001. Again as is the case for the second quarter of 2002, the increase in these expenses is the net result of higher professional fees relating to the continued effort to obtain financing to drill for oil and gas in
Israel and in Texas and the SB-2 registration application, partially offset by lower salary cost and lower legal fees.

         Depreciation and Depletion
         --------------------------

        Depreciation and depletion decreased by 15% to $8,837 for the six months ended June 30, 2002 from $10,386 in the same period in 2001. This is the result of lower depletion expense due to lower natural gas production.

         Net Loss
         --------

The Registrant had a net loss for the six month period ended June 30, 2002 of
$1,218,581 compared to a net loss of $2,138,206 for the same period in 2001, representing (0.02) and (0.04) per share respectively. The increased net loss of
$919,625 in 2001 is primarily the result of a write-off of an investment in securities (See Note 4 to the financial statements).

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
Revenue is limited to a small amount due to a low volume produced in these wells. In the three months ended June 30, 2002, the Registrant received $208,300 through the increase in debt (see Note 5 to the financial statements). During
2002 Hayseed Stephens Oil Inc., wholly owned by Hayseed Stephens, has sold some of its Ness stock and loaned the entire proceeds to the Registrant to use for operations. The Registrant is heavily dependent on (1) loans from Hayseed
Stephens to meet operational requirements and (2) compensating for services through the issuance of stock until alternative financing can be arranged.
During the second quarter of 2002, the Registrant received services valued at
$268,116 and will receive future services of $314,855 in 2002 in exchange for
469,996 shares of its common stock and 775,876 shares respectively.

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

         (b) In October 2001, a complaint was filed in the District Court of
             Harris County, Texas demanding relief from the Registrants refusal to allow the restriction be removed from 1,000,000 shares of its common stock and other damages. (Petty International Development
             Corp. (PIDC) vs. Ness Energy International, Inc. and Fidelity
             Transfer Company, Case No. 2001-46741). In April 2002, a settlement was reached whereby the Registrant agreed to release 275,000 shares and PIDC returned 725,000 shares to the transfer agent.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Equity Securities Sold Without Registration

         The following securities of the Registrant were sold without registration during the six months ended June 30, 2002:

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

(4)      On February 7, 2002, the Company issued 50,000 shares of its common
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
         Deferred consulting of $15,595 was recorded based on the average stock price on the date of issuance.

(8)      In April 2002, the Company issued 275,000 shares of its common stock in settlement of a lawsuit brought against the Company. Expense of
         $115,500 was recorded based on the average price on the date of the settlement.

(9)      In May 2002, the Company issued 60,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $20,400 was recorded based on the average stock price on the date of issuance.

(10)     In May 2002, the Company issued 72,885 shares of its common stock for professional services rendered. Compensation of $25,556 was recorded based on the average stock price on the date of issuance.

(11)     In June 2002, the Company issued 10,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $3,600 was recorded based on the average stock price on the date of issuance.

(12)     In June 2002, the Company issued 71,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $25,205 was recorded based on the average stock price on the date of issuance.

(13)     In June 2002, the Company issued 22,830 shares of its common stock for professional services rendered. Compensation of $8,447 was recorded
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
                                                  ------------------------
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

10.18            Amendment of Promissory Note to Hayseed Stephens dated March
                 28, 2002. (incorporated by reference to Exhibit 10.18 of the
                 Form 10-QSB filed on May 20, 2002.

10.19            Amendment of Promissory Note to Hayseed Stephens Oil, Inc.
                 dated March 28, 2002. (incorporated by reference to Exhibit
                 10.19 of the Form 10-QSB filed on May 20, 2002.)

10.20            Amendment of Promissory Note to Hayseed Stephens dated June 28,
                 2002.

10.21            Amendment of Promissory Note to Hayseed Stephens Oil, Inc.
                 dated June 28, 2002.

99.1             Certification of Officers dated August 19, 2002