Form 10KSB/A
period 2001-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-08-28
CIK 353634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         FORM 10-KSB/Amendment Number 1

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
                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant  was  required to file such  reports),  and (2) been  subject to such filing requirements for the past 90 days. Yes [X] No [ ]

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

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

It is Management's opinion that, even though Israel contains much of the sametype of hydrocarbon formations as the remainder of the productive Middle
Eastern countries, normally present as a pre-cursor to the detection of oil reserves, geo-politics has played a major role in the non-exploration of potential oil resources in Israel. More importantly, there is no evidence of commercial hydrocarbon productivity in the specific geographic area of our interest, though some evidence exists in the region. By 1980 twenty-two wells had been drilled, by others, in this region. Of these twenty-two wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant, valid test of geological premise. Since 1980, seventeen wells have been drilled and eleven of those have produced free oil. To the west of the Hesed area we are interested in, 18 million barrels of oil have been recovered from the Heletz Field.In the last ten years, more seismic, magnetic and gravity surveys have been run by third parties and though none conclusively confirm oil is present. Management is of the opinion that oil is indeed recoverable once focused exploration and drilling is undertaken, though there is no assurance this belief will prove correct.

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

Other Transaction.

Management of the Registrant and Restaurant Teams International, Inc. ("RTIN")
were brought together by an individual familiar with both companies with the belief that each could benefit from the other's business knowledge. This individual, Ms. Aquilla Nash (no relation to director Richard Nash) a minister, became familiar with management of both companies through her ministry work which brought her into contact, and become familiar with, both the Registrant and RTIN. As interest in each company grew, discussions were held between the
Registrant's president, Hayseed Stephens, and a director, Richard Nash, and RTIN chairman Stan Swenson and CEO Curtis Swenson concerning an exchange of stock between the two companies.

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

In the fourth quarter of 2001, RTIN re-emerged with a new business plan involving medical prescription technology and planned establishment of pharmacies that will service primarily pain management doctors and patients.
RTIN changed its name to RTIN Holdings, Inc. ("RTNH") and began trading again on the OTC Bulletin Board. RTNH owns two subsidiary divisions, Safe Med Systems,
Inc. and Safescript Pharmacies, Inc. Safe Med Systems is a medical communications/technology company that provides hand held prescription units loaded with patent-pending software and secure, broadband wireless technology.
Certain pain management drugs cannot be called into a pharmacy, for prescription, as they are controlled substances. These hand held units allow select doctors to write a prescription and transmit it to a receiver at
Safescript pharmacy. Safescript Pharmacies is the preferred retail pharmacy provider that specializes in filling prescriptions generated through the Safe
Med Systems technology. RTNH, through it's subsidiaries, plans to establish a system of pharmacies and acqiuire customers utilizing the technology. No assurance can be made of any future profit, or significant revenues, to RTNH or benefits to our company Ness from it's interest in RTNH, since the RTNH plans are subject to numerous risks and conditions apply.

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

Disclosure of Oil and Gas Operations

Ness has a 25% interest in two oil leases, both located in Texas and identified below.

     Reserves Reported to Other Agencies

         No reserves were reported to other federal agencies.

       Production                                       1999     2000     2001
                                                        ----------------------

         A.  Average sales price                        $1.84    $3.25   $3.77
         B.  Average Production cost per MC F           $1.18    $1.15   $1.23

     Productive wells and acreage at December 31, 2001

         Gas Wells
         ---------

         A.  Gross Wells                   3
         B.  Net productive wells       0.75
         C.  Gross acres                 202
         D.  Net acres                 50.50

        Undeveloped acreage at December 31, 2001
        ----------------------------------------

         A.  Coffey/Greenwood Gas Field
              (1)  Gross acres           0.0
              (2)  Net acres             0.0
         B.  Sawyer (Canyon) Gas Field
              (1)  Gross acres          6254
              (2)   Net acres           6254

        Drilling activity                                 1999    2000     2001
        -----------------                                 ---------------------

         A.  Number of net productive wells drilled        0.0     0.0     0.0
         B.  Number of dry exploratory wells drilled       0.0     0.0     0.0
         C.  Number of net productive development wells
               drilled                                     0.0     0.0     0.0
         D.  Number of dry development wells drilled       0.0     0.0     0.0

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

                                PROVED GAS RESERVES
                                 January 1, 2002
                                                           Standardized
                                                           Measure
                                 Gas        Future        (discounted future
                                (MCF)      Net Income      cash flow)
                                -----     -----------     ------------------
Total proved reserves          248,800    $159,020          $68,130
Proved developed reserves      107,990    $62,170           $62,170

Future net cash flow and standardized measure of discounted future cash flow are calculated as follows:
(a)      Future cash inflows are computed by applying year end prices of oil and gas relating to the company's proved reserves to the year end quantities of those reserves.
(b)      Future development and production costs are computed by estimating the expenditure to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.
(c)      Future income tax expense (N/A due to the low volume and the large net loss carry-forward.)
(d)      Future net cash flow are the result of subtracting future development and production costs from future cash inflows.
(e)      Discount amount is computed by using a discount of 10% a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

Standardized measure of discounted future net cash flows is the amount of future net cash flows less the computed discount.

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
In 2000, the Registrant contributed $85,970 for a geological and geophysical study on the Metzada area and $117,000 to a drilling contractor in Israel to establish a agreement to re-enter the Har Sedom #1 in the Hesed area . In
February 2001 a seismic study was begun. Ness engaged Leslie L. Greenfield,
Petroleum Exploration Consultant. Due to a lack of funds it could not be completed, but a report was prepared in July 2001, on certain reprocessed seismic lines and the interpretation of the existing seismic data, by Mr.
Greenfield, and the study will be continued once additional funds are available to Ness for further work needed. Ness paid $75,000 for the initial data and work performed in 2001. Plans are to continue the seismic study and integrate the data compiled in the above report as soon as approximately $300,000 is acquired to complete the study. Management wishes to combine related companies, Hesed and
Ness of Texas, into the Registrant as they have common ownership and common objectives with the Registrant. The Registrant is discussing with financial and legal consultants the form and method of accomplishing this combination.

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
This is substantially higher than the depreciation and amortization of $22,695 expensed in the year ended December 31, 2000 and is due to lease calculations that resulted in higher lease depletion expenses.

(d)  Net Loss.

The Registrant had a net loss for the year ended December 31, 2001 of $3,513,415 compared to net loss of $1,544,802 for the same period in 2000, representing
($0.06) and ($0.03) per share respectively.

The increased net loss of $1,968,613 is the combined result of a $1,000,000 write-off of an investment (See Note 3 to the financial statements), a $835,731 increase in general and administrative expenses, and increased interest expense on debt of $85,065. (See Note 4 to the financial statements). (e) Going Concern.

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

Liquidity and Capital Resources.

Revenue is limited to a small amount due to the low volume produced in the
Parker County gas wells which is discussed above. The Registrant received
$1,259,200 through the increase in debt (see Note 4 to the financial statements). During 2001 Hayseed Stephens Oil Inc., wholly owned by Hayseed
Stephens, has sold some of its Ness stock and loaned the entire proceeds to the
Registrants to use for operations. During 2001, Hayseed Stephens Oil, Inc. sold
1,462,800 shares of its Ness common stock and loaned the $1,259,200 proceeds to the Registant. The loan is reflected by a note and further terms include that the loan is unsecured for up to $2,000,000 of total potential loans which may be made to Ness, at an interest rate of prime plus 2% with the interest payable on a current basis as requested and the principal due January 1, 2003. The
Registrant is heavely dependent on (1) loans from Hayseed Stephens to meet operational requirements and (2) compensating for services through the issuance of stock until alternative financing can be arranged. The Registrant received services valued at $1,758,344 in 2001 and will receive future services of
$515,829 in 2002 in exchange for 1,440,205 shares of its common stock and
547,236 shares to be issued subsequent to December 31, 2001. The Registrant received and, may continue to receive, these professional services from persons who are consultants, including lawyers, and engineers, and services from trained employees. Services include legal, budget advice and engineering and employee and other consulting services. Compensation was valued by dividing the cost
(arrived at by negotiations) of the service or agreement by the average stock price on the date of the agreement or date of issuance to arrive at the number of shares of stock.

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

                             Name and Address of          Amount of Beneficial
   Title of Class            Beneficial Owner (1)           Ownership (2)         Percent of Class
---------------------- ------------------------------ ------------------------- ------------------------

                              Hayseed Stephens,
       Common            4201 East Interstate 20,          24,928,757 (3)              42.56%
        Stock           Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
       Common                Mary Gene Stephens,
        Stock             4201 East Interstate 20,                  0 (4)               0.00%
                        Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
      Common                     Bob Lee,
       Stock              4201 East Interstate 20,            106,099                   0.18%
                        Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
     Common                  Richard Nash,
      Stock              4201 EastInterstate 20,               10,000                   0.02%
                        Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
     Common                Mark L. Bassham,
      Stock             4201 East Interstate 20,               10,000                   0.02%
                        Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
    Common              Shares of all directors and
     Stock             executive officers as a group       25,054,856                  42.78%
                             (2  persons)
---------------------- ------------------------------ ------------------------- ------------------------

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
During the year the amount was revised to loan up to $2,000,000, the interest to be paid currently, as requested, and the date the principal is due to January 1,
2003. (See Note No. 4 to the financial statements).

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

Index to Financial Statements.

                                                                            Page
                                                                            ----

Independent Auditor's Report.................................................F-2

Balance Sheets as of
December 31, 2001 and December 31, 2000......................................F-3

Statements of Operations for the years
Ended December 31, 2001 and December 31, 2000
And cumulative since re-entering
Development state on January 1, 1998.........................................F-4

Statement of Changes in Stockholders' Equity
For the years ended December 31, 2001 and
December 31, 2000......................................................F-5 - F-6

Statements of Cash Flows for the years
Ended December 31, 2001 and December 31, 2000
And cumulative since re-entering
Development stage on January 1, 1998.........................................F-7

Notes to Financial Statements................................................F-8

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Ness Energy International, Inc.

Dated: August 27, 2002                          By: /s/ Harold Hayseed Stephens

                                                   -----------------------------
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

         Signature                  Title                            Date
--------------------------------------------------------------------------------

/s/ Hayseed Stephens President/Chief April 1, 2002
-------------------- Executive Officer/Director Hayseed
Stephens

August 27, 2002 /s/ Mary Gene Stephens Secretary/Treasurer Mary Gene Stephens

/s/ Robert E. Lee, Jr. Chief Financial Officer August 27, 2002 ---------------------- (principal financial Robert
E. Lee, Jr. and accounting officer)

/s/ Richard W. Nash Director August 271, 2002 ------------------- Richard W. Nash

/s/ Mark L. Bassham Director August 27 1, 2002 ------------------- Mark L. Bassham

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION                                 PAGE
------                     -----------                                 ----

10.1                  Amendment of Promissory Note
                      to Hayseed Stephens dated
                      December 17, 2001

10.2                  Amendment of Promissory Note
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
                                       F-6

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 3.  INVESTMENTS IN MARKETABLE SECURITIES - continued

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

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION - continued

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

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION - continued

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

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided. only by contractual arrangements, but not on escalations based upon future conditions.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates, for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

The reader may refer to SEC Rule 4-10(a)(2)(3)(4) as to definitions of proved oil and gas reserves.

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
                                                         =========    =========

                          AMENDMENT OF PROMISSORY NOTE

                                December 17, 2001

The promissory note dated June 6, 2000 and amended March 21, 2001, May 8, 2001, and September 30, 2001, whereby Hayseed Stephens agreed to loan Ness Energy
International, Inc., up to $300,000.00 at an interest rate of prime plus 2% to be repaid, including interest, in one payment by June 6, 2001. The interest payment was amended to be paid on a current basis as requested. This amendment is as follows:

The repayment date is extended to January 1, 2003.

All other conditions remain unchanged.

1)  /s/ Deborah Tillery                         /s/ Hayseed Stephens
    -------------------                         --------------------
    Witness                                     Hayseed Stephens

2)  /s/ Kaye Oakes                              /s/  Bob Lee
    -------------------                         --------------------
    Witness                                     Ness Energy International, Inc.

                          AMENDMENT OF PROMISSORY NOTE

                                DECEMBER 17, 2001

The promissory note dated September 15, 2000 and amended March 21, 2001, May 8,
2001, and September 30, 2001, whereby Hayseed Stephens Oil Inc., agreed to loan
Ness Energy International, Inc., up to $600,000.00 and amended to $2,000,000.00, at an interest rate of prime plus 2% to be repaid, including interest, in one payment by September 15, 2002. The interest payment was amended to be paid on a current basis as requested. This amendment is as follows:

The repayment date is extended to January 1, 2003.

All other conditions remain unchanged.

1)  s/s Deborah Tillery                        s/s Hayseed Stephens
    -------------------                        --------------------
    Witness                                    Hayseed Stephens

2)  s/s Kaye Oakes                             s/s Bob Lee
    -------------------                        --------------------
    Witness                                    Ness Energy International, Inc.