Form 10KSB/A
period 2001-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-10-17
CIK 353634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         FORM 10-KSB/ Amendment Number 2

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
         (State or jurisdiction of              (I.R.S. Employer
        incorporation of organization)          Identification No.)

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
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................17

PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
              COMPANY.........................................................17
..
     ITEM 10. EXECUTIVE COMPENSATION..........................................21

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...........................................22

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS....................................................23

     ITEM 13. EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
              FINANCIAL STATEMENTS ...........................................24

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

In March 2000, Ness acquired 1,000,000 shares of RTNH common stock in exchange for approximately 780,000 Ness common shares. A 50 to 1 reverse stock split by
RTNH occurred in December 2001, resulting in Ness owning 20,000 common stock of
RTNH. From the disclosure in the RTNH SEC Form 10Q SB for 3/31/02, Ness estimates the current ownership of RTNH by Ness to equal approximately 0.56% of the disclosed outstanding common stock of RTNH.

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
Certain pain management drugs cannot be called into a pharmacy, for prescription, as they are controlled substances. These hand held units allow select doctors to write a prescription and transmit it to a receiver at
Safescript pharmacy. Safescript Pharmacies is the preferred retail pharmacy provider that specializes in filling prescriptions generated through the Safe
Med Systems technology. RTNH, through it's subsidiaries, plans to establish a system of pharmacies and acqiuire customers utilizing the technology. We have been advised by RTNH that the cost of developing the new business plans for their subsidiaries is estimated to be approximately $2,500,000 over the next 30 months. No assurance can be made of any future profit, or significant revenues, to RTNH or benefits to our company Ness from it's interest in RTNH, since the
RTNH plans are subject to numerous risks and conditions apply.

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

We had proved developed reserves of 107,990 MCF at January 1, 2002.

Future net cash flow and standardized measure of discounted future cash flow are calculated as follows:

        (a)   Future cash inflows are computed by applying year end prices of oil and gas relating to the company's proved reserves to the year end quantities of those reserves.
        (b)   Future development and production costs are computed by estimating the expenditure to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-
              end costs and assuming continuation of existing economic conditions.
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

The Registrant i ntends to raise capital in 2002 through a registered public offering of its common stock.

In March 2000, Ness acquired 1,000,000 shares of RTNH common stock in exchange for approximately 780,000 Ness common shares. A 50 to 1 reverse stock split by
RTNH occurred in December 2001, resulting in Ness owning 20,000 common stock of
RTNH. From the disclosure in the RTNH SEC Form 10Q SB for 3/31/02, Ness estimates the current ownership of RTNH by Ness to equal approximately 0.56% of the disclosed outstanding common stock of RTNH. As to the interest of the
Registrant in RTNH, RTNH, through it's subsidiaries, plans to establish a system of pharmacies and acqiuire customers utilizing the technology. We have been advised by RTNH that the cost of developing the new business plans for their subsidiaries is estimated to be approximately $2,500,000 over the next 30 months. No assurance can be made of any future profit, or significant revenues, to RTNH or benefits to our company Ness from it's interest in RTNH, since the
RTNH plans are subject to numerous risks and conditions apply.

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

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

NUMBER                   DESCRIPTION
------                   -----------
10.1                     Amendment of Promissory Note
                         dated December 17, 2001 between
                         Registrant and Hayseed Stephens (previously filed)

10.2                     Amendment of Promissory Note dated
                         December 17, 2001 between Registrant
                         And Hayseed Stephens Oil, Inc. (previously filed)

23.3                     Robert Glenn, Petroleum Engineer, Lindon Exploration
                         Company, The Woodlands, Texas.

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

                                                 Ness Energy International, Inc.

Dated: October 17, 2002                          By: /s/ Harold Hayseed Stephens

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

         Signature                  Title                            Date
--------------------------------------------------------------------------------

/s/ Hayseed Stephens          President/Chief                October 17, 2002
--------------------          Executive Officer/Director
    Hayseed Stephens

/s/ Mary Gene Stephens        Secretary/Treasurer            October 17, 2002
----------------------
    Mary Gene Stephens

/s/ Robert E. Lee, Jr.        Chief Financial Officer        October 17, 2002
 ----------------------       (principal financial and
    Robert E. Lee, Jr.        accounting officer)

/s/ Richard W. Nash           Director                       October 17, 2002
-------------------
    Richard W. Nash

/s/ Mark L. Bassham           Director                       October 17, 2002
-------------------
    Mark L. Bassham

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION
------                     -----------

10.1                  Amendment of Promissory Note
                      to Hayseed Stephens dated
                      December 17, 2001 (previously filed)

10.2                  Amendment of Promissory Note
                      to Hayseed Stephens Oil, Inc. (previously filed)

23.3                  Robert Glenn, Petroleum Engineer, Lindon Exploration
                      Company, The Woodlands, Texas.

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
                                                ============    ============    ============

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   Accumulated     Accumulated
                                                                      Deficit        Deficit
                                                                     Prior to         Since
                                                                    Reentering     Reentering
                                                                    Development    Development     Accumulated
                                             Common Stock              Stage          Stage           Other
                                   -----------------------------     January 1,     January 1,    Comprehensive       Stock
                                       Shares          Amount           1998           1998          Income       Subscriptions
                                   -------------   -------------   -------------   -------------- -------------   -------------

BALANCE
    December 31, 1999                 54,634,740       5,790,720      (2,630,233)     (3,382,162)       --              --
      Issuance of common
         common stock for:
         Future services                 750,000         759,820            --              --
         Cash                            114,819         117,943            --              --
         Investment                      780,488       1,000,000
         Services                         58,983          78,700            --              --
      Recognition of
         services performed
         for common stock                   --              --              --              --
      Net change in unrealized
         depreciation on
         securities available
         for sale, net of tax of
         $0                                                                                           (937,500)
      Net loss                                                                        (1,544,802)
      Total comprehensive loss              --              --              --                            --
                                   -------------   -------------   -------------   -------------     -------------   -----------

BALANCE,
    December 31, 2000                 56,339,030       7,747,183      (2,630,233)    (4,9226,964)     (937,500)           --
      Issuance of common
         stock for:
         Future services               1,100,000       1,241,680            --              --            --           425,250
         Donations                         5,000           3,242            --              --            --              --
         Oil and gas property               --              --              --              --            --           315,529
         Services                        340,205         342,384            --              --            --            74,050
      Recognition of
         services performed
         for common stock                   --              --              --              --            --              --
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

The reader may refer to SEC Regulation S-X Rule 4-10(a)(2)(3)(4) as to definitions of proved oil and gas reserves.

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