Form 10QSB
period 2002-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2002-11-15
CIK 353634

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY

                        PERIOD ENDED: SEPTEMBER 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 0-10301

                        NESS ENERGY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                     Washington                       91-1067265
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)

                4201 East Interstate 20, Willow Park, Texas 76087
                  (Address of Principal Executive Offices) (Zip Code)

                     Issuer telephone number: (817) 341-1477

     As of September 30, 2002, the Registrant had 60,063,068  shares of common stock issued and outstanding. Transitional Small Business Disclosure Format
(check one):
                                                                  Yes [ ] No [X]

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

        BALANCE SHEETS AS OF september 30, 2002 & DECEMBER 31, 2001............3

        STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE
        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
        SEPTEMBER 30, 2001 AND FOR THE PERIOD FROM JANUARY 1, 1998
        (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMER  30, 2002.............4

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY..........................5

        STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001..............................6

        NOTES TO FINANCIAL STATEMENTS..........................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................12

ITEM 3. CONTROLS AND PROCEDURES...............................................14

PART II - Other Information

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                         9/30/2002
                                                         Unaudited         12/31/2001
                                                       --------------    --------------
                                     ASSETS

CURRENT ASSETS
     Cash                                               $   44,535         $   45,463
     Accounts receivable - related parties                  31,312             63,286
     Deposits                                                3,000             10,384
     Investments - available for sale                        8,200             80,000
                                                       --------------    --------------

              Total current assets                          87,047            199,133

PROPERTY AND EQUIPMENT
     Oil and gas properties, unproved                      110,949            315,529
     Oil and gas properties, proved                        142,686            142,686
     Less accumulated depreciation and depletion            78,226             74,556
                                                       --------------    --------------

          Total oil and gas properties                     175,409            383,659
                                                       --------------    --------------

OTHER ASSETS
     Fixed assets, net of accumulated depreciation
        of $40,311 and $30,547 at 9/30/02 and
        12/31/01, respectively                              24,655             33,211
                                                       --------------    --------------

                                                             24,655            33,211
                                                       --------------    --------------

TOTAL ASSETS                                            $   287,111        $  616,003
                                                       ==============    ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
     Accounts payable and accrued expenses             $     38,324       $   106,115
     Accounts payable - related party                       105,636            90,254
                                                       --------------    --------------

              Total current liabilities                     143,960           196,369

     NOTE PAYABLE - RELATED PARTY                         2,405,557         1,776,757

TOTAL LIABILITIES                                         2,549,517         1,973,126

     CONTINGENCIES                                               -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.10 par value
          10,000 shares authorized, none issued                  -                 -
     Common stock, no par; 200,000,000 shares
          authorized; 57,784,235 shares issued and
          outstanding 12/31/01 60,063,068 shares
          issued and outstanding 9/30/02                 10,541,330         9,334,489
     Common stock subscribed, 349,311 shares at 9/30/02     134,126           814,829
     Retained deficit prior to reentering
          development stage - January 1, 1998          (2,630,233)      (2,630,233)
     Deficit accumulated since reentering
          development stage - January 1, 1998          (10,119,085)      (8,440,379)
     Deferred consulting                               (196,744)      (515,829)
     Accumulated other comprehensive income                   8,200            80,000
                                                       --------------    --------------

              Total stockholders' equity (deficit)     (2,262,406)      (1,357,123)
                                                       --------------    --------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                    $    287,111       $   616,003
                                                       ==============    ==============

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                      Amounts
                                                                                                       Since
                                                                                                     Reentering
                                                  Three Months Ended         Nine Months Ended      Development
                                                      September 30             September 30,            Stage
                                                2002           2001          2002         2001     January 1, 1998
                                            -----------    -----------   -----------   -----------   -----------

REVENUES
      Oil and gas revenues                   $  3,070       $  3,238      $   8,426     $  17,605     $  99,637

EXPENSES

      Lease operating expenses                    994          1,040          3,096         3,184        26,487

      Production taxes                            212            258            579         1,327         7,283

      Compression expenses                        243            254            699           564        10,928

      Depreciation and depletion                4,598          5,194         13,435        15,579       118,537

      Litigation settlement                        -        (240,000)       115,500            -      1,508,400

      General and administrative              413,613        650,635      1,436,798     1,503,584     7,317,963
                                            -----------    -----------   -----------   -----------   -----------

                Total operating expenses      419,660        417,381      1,570,107     1,524,238     8,989,598
                                            -----------    -----------   -----------   -----------   -----------

Operating income (loss)                      (416,590)      (414,143)    (1,561,681)   (1,506,633)   (8,889,961)

Interest expense - related party              (43,712)       (23,220)    (117,781)   (69,361)   (237,216)
Impairment of investments -
      available for sale                           -              -              -     (1,000,000)   (1,000,000)

Other Income                                      181            291            756           716         8,092
                                            -----------    -----------   -----------   -----------   -----------

             Net gain (loss) before income
             taxes                           (460,121)       437,072)    (1,678,706)   (2,575,278)  (10,119,085)

             Income tax benefit                    -              -              -             -             -
                                            -----------    -----------   -----------   -----------   -----------

NET LOSS                                  ($  460,121)     ($437,072)   ($1,678,706)  ($2,575,278) ($10,119,085)

Other comprehensive income, net of tax
      Unrealized losses on investments       $    900       $     -      ($  71,800)    $      -      $   8,200
                                            -----------    -----------   -----------   -----------   -----------

Comprehensive loss                          ($459,221)     ($437,072)   ($1,750,506) ($ 2,575,278) ($10,110,885)
                                            ===========    ===========   ===========   ===========   ===========

Net loss per weighted average share          $  (0.01)      $  (0.01)     $   (0.03)    $   (0.05)    $   (0.18)
                                            ===========    ===========   ===========   ===========   ===========

Weighted average shares outstanding        60,063,068     57,295,360     59,144,966    56,877,925    54,703,637
                                            ===========    ===========   ===========   ===========   ===========

                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                          Accumulated    Accumulated
                                                                            Deficit        Deficit
                                                                           Prior to         Since
                                                                          Reentering      Reentering
                                     Common Stock          Development     Development       Other       Accumulated
                           -----------------------------      Stage           Stage       Comprehensive    Stock         Deferred
                              Shares            Amount   January 1, 1998  January 1, 1998   Income       Subscriptions   Consulting
                           -----------       -----------  --------------  --------------- ------------- --------------  ------------
BALANCE,
December 31, 1997           35,809,356       $ 2,630,233    $(2,630,233)  $       -        $    -        $     -         $       -
   Issuance of common
     stock                  21,974,879         6,704,256             -            -             -              -         (2,456,750)
   Recognition of
     services performed
     for common stock               -                 -              -            -             -              -          1,940,921

   Net loss                         -                 -              -    (8,440,379)       80,000        814,829                -
                           -----------       -----------  --------------  --------------- ------------- --------------  ------------

BALANCE,
December 31, 2001           57,784,235         9,334,489     (2,630,233)  (8,440,379)       80,000        814,829          (515,829)
   Issuance of common
     stock for employee
     bonuses                    85,000            62,050             -            -             -        (62,050)                -
   Issuance of common
     stock for future
     services                1,505,000           831,831             -            -             -       (344,175)          (487,656)
   Issuance of common
     stock for oil and
     gas property              145,615            90,281             -            -             -        315,529)                -
   Issuance of common
     stock for services        268,218           107,179             -            -             -         41,051                 -
   Issuance of common
     stock for lawsuit
     settlement                275,000           115,500             -            -             -             -                  -
   Recognition of
     services performed
     for common stock               -                 -              -            -             -             -             806,741
   Net depreciation of
     securities available
     for sale                       -                 -              -            -        (71,800)           -                  -

   Net loss                         -                 -              -    (1,678,706)           -             -                  -
                           -----------       -----------  --------------  --------------- ------------- --------------  ------------

BALANCE,
September 30, 2002          60,063,068       $10,541,330    $(2,630,233) $(10,119,085)  $    8,200       134,126         $ (196,744)
                           ===========       ===========  ==============  =============== ============= ==============  ============

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                                                                                                                                                                Cumulative
                                                                                           Amounts
                                                                                            Since
                                                                                         Reentering
                                                                                         Development
                                                                                            Stage
                                                           2002           2001         January 1, 1998
                                                      --------------   -------------   --------------

NET CASH USED IN OPERATING ACTIVITIES                 ($ 628,520)     ($ 924,379)       $(3,876,249)

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of other fixed assets                (1,208)             -          (3,966)
                                                     --------------   -------------   --------------
           Cash used in investing activities          (1,208)             -          (3,966)

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from borrowings - related party         628,800         883,200          1,776,757

        Proceeds from issuance of common stock                -               -           2,147,993
                                                     --------------   -------------   -------------
           Cash provided by financing activities         628,800         883,200          3,924,750

        Increase (decrease) in cash for period        (928)      (41,179)            44,535

CASH, BEGINNING OF PERIOD                                 45,463          50,760                 -
                                                     --------------   -------------   -------------

CASH, END OF PERIOD                                   $   44,535       $   9,581         $   44,535
                                                     ==============   =============   =============

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. UNAUDITED INFORMATION

The balance sheet as of September 30, 2002 and the statements of operations for the three month and nine month periods ended September 30, 2001 and September
30, 2002 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments
(consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2002 and the results of operations for the three and nine month periods ended September 30,
2001 and September 30, 2002.

NOTE 2. BASIS OF PRESENTATION

The condensed financial statements of Ness Energy International, Inc. (the
"Company") as of September 30, 2001 and September 30, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and
Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.
However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements at December 31, 2001 contained in the Form 10-KSB filed on
April 1, 2002. Company management believes that the disclosures are sufficient for interim financial reporting purposes. Certain reclassifications have been made to the 2001 financial statements to conform with the financial statement presentation at September 30, 2002. Such reclassifications had no effect on net loss.

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

The Company did not sell any securities during the nine months ended September
30, 2002 or 2001. A permanent decline in value was recorded in the second quarter of 2001 resulting in a $1,000,000 loss recorded in the statement of operations. Prior to December 31, 2001, the investment was relisted and resumed trading. The investment has been recorded at fair value at September 30, 2002 and 2001. All changes in fair value have been recorded as a change in other comprehensive income and recorded as a component of equity in the financial statements.

The Company has $8,200 investment securities classified as available for sale at
September 30, 2002.

NOTE 5. LONG TERM DEBT

The Company has notes payable as follows:

Note 1
                                          at September 30, 2002      September 30, 2001
                                           --------------------    --------------------
              Payable to:                   Hayseed Stephens           Hayseed Stephens
              Amount:                               $300,000                   $300,000
              Outstanding Balance:                  $277,057                   $277,057
              Accrued Interest:                     $  8,700                   $  3,090
              Interest Rate:                  Prime Rate +2%             Prime Rate +2%
              Due Date:                      October 1, 2003          September 1, 2002
              Collateral:                          Unsecured                  Unsecured

The interest is included in accounts payable related party and is paid on a current basis. Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the Company to use for operations.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2

                                            at September 30, 2002      at September 30, 2001
                                           -----------------------    -----------------------
              Payable to:                   Hayseed Stephens Oil, Inc.     HSOI ("HSOI")
              Amount:                             $2,500,000                $ 2,000,000
              Outstanding Balance:                $2,128,500                $ 1,123,700
              Accrued Interest:                   $  133,244                $    43,487
              Interest Rate:                  Prime Rate +2%             Prime Rate +2%
              Due Date:                      October 1, 2003         September 30, 2002
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

NOTE 7. NONCASH INVESTING AND FINANCING ACTIVITIES:

Noncash investing and financing activities for the nine months ended September
30, 2002 and 2001  are as follows:

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
   professional services rendered. Compensation of $25,565 was recorded based on
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

   In July 2002, the company issued 16,700 shares of its common stock for professional services rendered. Compensation of $9,603 was recorded based on the average stock price on the date of issuance.

   In July 2002, the Company issued 750,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $266,250 was recorded based on the average stock price on the date of issuance.

   In August 2002, the Company issued 97,000 shares of its common stock for professional services rendered. Compensation of $41,220 was recorded based on the average stock price on the date of issuance.

   In August 2002, the Company issued 43,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $17,200 was recorded based on the average stock price on the date of issuance.

   In September 2002, the Company issued 58,823 shares of its common stock for professional services rendered. Compensation of $22,353 was recorded based on the average stock price on the date of issuance.

   In September 2002, the Company issued 14,000 shares of its common stock for professional services to be rendered over a period of time. Deferred consulting of $4,830 was recorded based on the average stock price on the
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

   In August 2001, the Company issued 105,000 shares of its common stock to an employee as part of an employment contract. Deferred consulting of $161,250 was recorded based on the daily average stock price on the date of issuance.

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

   In September 2001, the Company issued 200,000 shares of its common stock for professional services rendered over a period of time. Deferred consulting of
   $213,000 was recorded based on quoted prices on the average stock price on the date of issuance.

   In September 2001, the Company issued 26,800 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance.

NOTE 8.   RELATED PARTY TRANSACTIONS

In addition to the proceeds of stock sales loaned to the Company by its majority shareholder (See Note 5), the Company has entered into other transactions with related parties. In August 2002, 50,000 shares of the Company's common stock valued at $21,250 was issued to a relative or a shareholder for services provided prior to June 30,2002 related to the oil and gas operations of the
Company. In addition, the board resolution authorized 235,000 shares to be issued to this relative for services to be provided through December 31, 2002.
Stock subscription and deferred consulting was recorded for $81,075.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     The Registrant is in the development stage and is continuing with its plan of exploration  for and  development of oil and natural gas primarily in Israel, but also in Texas. The Registrant  continues to diligently search for capital to drill in Israel and in Texas.  President  and CEO  Hayseed  Stephens  travels to
Israel monthly to further the  Registrants  commitment to continue its effort to drill for oil and gas there.

     The following discussion of the  results  of operations and  financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Results of Operations.

   (a)   Comparison of the three month periods ended September 30, 2001 and
         September 30, 2002.

       Revenues.

          Operating revenues for three month period ended September 30, 2001 were $3,238 with an operating loss of $414,143. Operating revenues for three month period ended September 30, 2002 were $3,070 a 5% decrease from 2001, with an operating loss of $416,590. The 5% decrease in revenues from 2001 is the result of a 6% decrease in natural gas production, partially offset by a 0.4%
increase in natural gas prices.

       Costs and Expenses.

          Costs for the three month period ended September 30, 2002 decreased by
$103 or 7% to $1,449 as compared to $1,552 for the corresponding period ended
September 30. 2001. Litigation settlement reflects the reversal to an accrual recorded in the previous quarter in 2001. General and Administrative expenses decreased by 36% to $413,613 as compared to $650,635 in 2001. The decrease in these expenses is the combined result of lower salary cost due to less personnel, lower legal fees, decreased professional services and travel expense due to a higher concentration of work activity in Israel during this period of
2001.

       Depreciation and depletion.

          Depreciation and depletion decreased by 11% to $4,598 in the second quarter of 2002 from $5,194 in the same period in 2001. This was the result of less depletion expenses due to lower natural gas production.

       Net Loss

          The Registrant had a net loss for the three months ended September 30,
2002 of $460,121 compared to net loss of $437,072 for the same period in 2001, representing ($0.01) and ($0.01) per share respectively. The increased net loss of $23,049 is mainly the combined result of lower general and administrative expense, partially offset by a reversal of a litigation settlement in this period of 2001 and higher interest expense in this period of 2002.

   (b)   Comparison of the nine month periods ended September 30, 2001 and
         September 30, 2002

       Revenues

          Operating revenues for the nine month period ended September 30, 2001 were $17,605 with an operating loss of $1,506,633. Operating revenues for the nine month period ended September 30, 2002 were $8,426 a 52% decrease from 2001 with an operating loss of $1,561,681. The 52% decrease in revenues from 2001 is the combined result of a 45% decrease in natural gas prices and a 13% decrease in natural gas production in 2002.

       Costs and Expenses

          Costs and expenses for the nine month period ended September 30, 2002 decreased by $701 or 14% to $4374 as compared to $5075 for the corresponding period ended September 30, 2001. The 14% decrease is mostly the result of lower production taxes due to reduced natural gas production. General and administrative (G & A) expense in 2002 decreased by 4% to $1,436,798 as compared to $1,503,584 for the same nine month period in 2001. The 4% decrease in G & A expenses is the net result of lower salary cost due to less personnel, lower legal fees and less travel cost, partially offset by higher professional fees associated with the continued effort to obtain financing to drill for oil and gas in Israel and in Texas and the SB-2 registration application.

       Depreciation and Depletion

          Depreciation and depletion decreased by 14% to $13,435 for the nine months ended September 30, 2002 from $15,579 in the same period in 2001. This is the result of less depletion expense due to lower natural gas production.

       Net Loss

          The Registrant had a net loss for the nine month period ended
September 30, 2002 of $1,678,706 compared to a net loss of $2,575,278 for the same period in 2001, representing (0.03) and (0.05) per share respectively. The decreased net loss of $896,572 is primarily the result of a write-off of an investment in securities in this period of 2001. (See Note 4 to the financial statements).

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
Revenue is limited to a small amount due to a low volume produced in these wells. In the three months ended September 30, 2002, the Registrant received
$200,400 through the increase in debt (see Note 5 to the financial statements).
During 2002 Hayseed Stephens Oil Inc., wholly owned by Hayseed Stephens, has sold some of its Ness stock and loaned the entire proceeds to the Registrant to use for operations. The Registrant is heavily dependent on (1) loans from
Hayseed Stephens to meet operational requirements and (2) compensating for services through the issuance of stock until alternative financing can be arranged. During the third quarter of 2002, the Registrant received services valued at $296,193 and will receive future services of $196,744 in 2002 in exchange for 799,006 shares of its common stock and 453,693 shares respectively.

We hope to obtain capital from an investor under agreement with our company.
Subsequent to September 30, 2002, we were advised that our SB-2 Registration
Statement was declared effective by the U.S. Securities and Exchange Commission.
This registration contains a $20 million funding commitment from our investor over a three year period with the Registrant being able to access funds based upon the price of the common stock and its trading activity, in summary, and subject to other conditions.

Forward Looking Statements.

          The foregoing contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the
Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the
Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect,"
"anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The
Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update
"forward looking statements."

ITEM 3.  CONTROLS AND PROCEDURES.

          As of September 30, 2002 an evaluation was performed under the supervision and with the participation of the company's management including the
CEO and the CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management including the CEO and the CFO, concluded that the company's disclosure controls and procedures were effective as of September 30, 2002.
There have been no significant changes in the company' internal controls or in other factors that could significantly effect internal controls subsequent to
September 30, 2002.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

          (a) In July 2000, a complaint was filed in District Court of Ector
County, Texas demanding payment of a $325,000 commission on the purchase of an
Ideco 3000 drilling rig by the Registrant from Interfab, Ltd. (Cho-Taw, Inc.,
Bob Hawk dba Bob Hawk & Associates, and Lynne E. Thomas v. Ness Energy
International, Inc. and Interfab, Ltd., Case No. B-109443). The Registrant
denies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and discovery has been completed. A court hearing date has not been set. Management of the Registrant cannot take any position at this time as to the likely outcome of this matter.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Equity Securities Sold Without Registration

          The following securities of the Registrant were sold without registration during the nine months ended September 30, 2002:

        (1)   On January 30, 2002, the Company issued 85,000 shares of its common stock as a bonus to employees that had been included in stock subscriptions at December 31, 2001. Compensation of $62,050 was recorded based on the average stock price on the date the bonus was approved.

        (2)   On February 20, 2002, the Company issued 145,615 shares of its common stock for an oil and gas lease. The cost of the lease was recorded at $90,281 based on the average stock price on the date of issuance.

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

                                    SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Ness Energy International, Inc.

Dated: November 14, 2002                     By: /s/ Hayseed Stephens
                                               -------------------------
                                                     Hayseed Stephens, President
                                                     (principal executive officer)

                                             By: /s/ Robert E. Lee, Jr.
                                               -------------------------
                                                     Robert E. Lee, Jr. , C.F.O.
                                                     (principal financial officer)

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

10.20            Amendment of Promissory Note to Hayseed Stephens dated June 28,
                 2002. (incorporated by reference to Exhibit 10.20 of the
                 Form 10-QSB filed on August 19, 2002.)

10.21            Amendment of Promissory Note to Hayseed Stephens Oil, Inc.
                 dated June 28, 2002. (incorporated by reference to Exhibit
                 10.21 of the Form 10-QSB filed on August 19, 2002.)

10.22            Amendment of Promissory Note to Hayseed Stephens dated
                 September 27, 2002.

10.23            Amendment of Promissory Note to Hayseed Stephens Oil, Inc.
                 dated September 27, 2002.

99.1             Certification of Officers dated August 19, 2002. (incorporated by reference to Exhibit 99.1 of the Form 10-QSB/A filed on
                 August 20, 2002.)

99.2             Certification of Officers pursuant to 18USC and 1350, section
                 906 of the Sarbanes - Oxley Act of 2002 dated November 14, 2002.

99.3             Certification of CFO pursuant to section 302 of the Sarbanes -
                 Oxley Act of 2002 dated November 13, 2002.

99.4             Certification of CEO pursuant to section 302 of the Sarbanes -
                 Oxley Act of 2002 dated November 13, 2002.