Form 10KSB
period 2002-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2003-03-31
CIK 353634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
        [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

        [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                      FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-10301

                         NESS ENERGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                 Washington                        91-1067265
         (State or jurisdiction of              (I.R.S. Employer
        incorporation or organization)          Identification No.)

                4201 East Interstate 20, Willow Park, Texas       76087
               (Address of Principal Executive Offices)         (Zip Code)

                    Issuer's telephone number: (817) 341-1477

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:
                           Common Stock, No Par Value

Indicate by check mark whether Ness (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Ness was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Ness's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
                                                                 Yes [ ]  No [X]

Ness had revenues of $21,237 for the fiscal year ended on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates, based upon the closing price as of March 18, 2003: Common Stock, no par value --
approximately $13,784,950 . As of March 12, 2003, Ness had approximately
63,807,284 shares of common stockoutstanding.

Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                      PAGE

PART II

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................13

PART III

     ITEM 10.  DIRECTORS,EXECUTIVE OFFICERS,PROMOTERS AND CONTROL PERSONS
              OF THE COMPANY..................................................13

     ITEM 11. EXECUTIVE COMPENSATION..........................................16

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

Ness Energy International, Inc. ("Ness") was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation.
Ness's office is located at 4201 I-20 East Service Road, Willow Park,
Texas, 76087. During the period of January 1, 1985 through September 30, 1997,
Ness was inactive.

On October 8, 1997 an agreement was made to revive Ness by issuing
14,150,000 shares of stock to Harold (Hayseed) Stephens for certain oil and gas properties located in Parker County, Texas. On December 22, 1997, Mr. Stephens
became president of Ness with the fulfillment of the agreement.

After Ness became current in its filings with the U. S. Securities and Exchange
Commission, Ness began trading on January 23, 1998 on the National Association of Securities Dealers (NASD) Over the Counter Bulletin Board. On March 6, 1998,
Ness held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares from 50,000,000 to 200,000,000 shares and authorized 10,000,000 Preferred Shares to the capitalization of Ness. Ness changed its name to Ness Energy International, Inc. effective July 6, 1999.

Description of Past Business

In Spring of 1998, Hesed Energy International, Inc. ("Hesed") an affiliate of
Ness, which at that time was known as Ness Energy International, Inc., entered into a contract with the Israel Oil Company. Under this contract, Hesed was entitled to acquire, subject to regulatory approvals in Israel, drilling rights in part of the Dead Sea area in Israel. This was, subsequently, designated as the "Hesed License." In early fall of 1998, the necessary regulatory approvals in Israel were granted. While the Hesed License itself was granted to Israel Oil
Company, the Israel Petroleum Commissioner specifically approved this firm's assignment of the rights in over 95% of the license area to Hesed. The Israeli regulatory authority set an April 1, 2000 deadline for "spudding-in" a well within the Hesed License area; that date was subsequently extended to September
9, 2001 so additional funding arrangements can be put in place to allow Ness to acquire 45% of the working interest in the Hesed License. Hesed was unable to meet the deadline and lost the drilling rights. Ness has made application with the Israel Petroleum Commissioner for the Hesed License outright. The Metzada
License also owned by Hesed had an October 1, 2001 spud-in date requirement. On
October 4, 2001 the Israel Petroleum Commissioner notifed Hesed that it had 60 days to spud in or loose the license. This deadline was not met and Hesed lost the license on December 3, 2001. Ness immediately made application to acquire this license. At the present time, these applications are pending.

Ness was certified by the State of Israel as a Petroleum Works Contractor and
management continues to dilligently search for capital to drill in Israel and other locations.

President and CEO Hayseed Stephens continues to travel to Israel monthly in an effort to further Ness's commitment to continue its effort to drill for oil and gas in Israel.

It is Management's opinion that, even though Israel contains much of the same type of hydrocarbon formations as the remainder of the productive Middle Eastern countries, normally present as a pre-cursor to the detection of oil reserves, geo-politics has played a major role in the non-exploration of potential oil resources in Israel. More importantly, there is no evidence of commercial hydrocarbon productivity in the specific geographic area of our interest, though some evidence exists in the region. By 1980 twenty-two wells had been drilled, by others, in this region. Of these twenty-two wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant, valid test of geological premise. Since 1980, seventeen wells have been drilled and eleven of those have produced free oil. To the west of the
Hesed area we are interested in, 18 million barrels of oil have been recovered from the Heletz Field. In the last ten years, more seismic, magnetic and gravity surveys have been run by third parties and though none conclusively confirm oil is present. Management is of the opinion that oil is indeed recoverable once focused exploration and drilling is undertaken, though there is no assurance this belief will prove correct.

By contract, Ness has access to information collected by the Israel Oil Company.
This includes seismic line data and analysis, engineering reports, geological and geophysical surveys; also, from the drilling of test wells, well logs, drill stem tests, and well core hole cuttings.. Ness also has three geological and geophysical surveys completed and this new data has added significantly to our knowledge base.

Ness's revenues for 2001 and 2002 were derived solely from gas wells in the
Greenwood Gas Field in which Ness holds a 25% working interest and from gas wells in the Moby Dick Field which were acquired effective November 1, 2002 in which Ness holds a 50% working interest. Gross revenues from these interests for
2002 were $21,237 and $20,683 for 2001.

Competition and Markets

The oil and gas industry is highly competitive in all of its phases, with competition for favorable prospects being particularly intense. Ness believes price, geological and geophysical skill and familiarity with an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. Ness competes with independent operators and occasionally major oil companies, many of which have substantially greater technical and financial resources than Ness.

States, countries and other jurisdictions in which Ness plans to have operations regulate the exploration, development, production and prices on the sale of oil and gas. For example, the Federal Energy Regulatory Commission regulates the sale of naturalgas production sold in interstate commerce and the U.S.
Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowable, import quota competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of Ness.

On December 31, 2001, 40-degree oil (good gravity crude) was selling for approximately $16.75 per barrel, and $28.00 per barrel for December 31, 2002.
Prices also vary according to gravity. Natural gas prices were approximately
$4.55 per MCF (thousand cubic feet) on December 31, 2002, and $2.23 per MCF
(thousand cubic feet) on December 31, 2001.

Foreign Taxes and United States Tax Credits

Ness's income is also subject to taxation under the United States Internal
Revenue Code of 1986, as amended ("Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in Ness's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

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

In foreign countries, Ness may be subject to governmental restrictions on production, pricing and export controls. Furthermore regulations existing or imposed upon Ness at the time of its acquisition of properties may change to an unpredictable extent. Ness will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments or the imposition of additional foreign taxes and partial foreign ownership requirements.

Definitions

Below we define certain words, as used by us in our document,to be helpful to our readers.

"Gravity" is a measure of the density of oil. As defined in the petroleum industry, a higher gravity corresponds to a lower density. Gravity of crude oils range from about 12 degrees (heavy oil) to 60 degrees (distillate or gasoline-like oil). Lower gravity oils are generally worth less, and they may require unconventional technology to produce.

"Gross production" is  total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

"MCF" or "MCFG" means, respectively, thousand cubic feet and thousand cubic feet of gas.

"Spudded in" means, as to a site, drilling an oil or gas well has commenced.

"Working interest" means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

ITEM 2.  DESCRIPTION OF PROPERTY.

Interests in Fields

Ness acquired a 25% working interest in December 1997 (effective date of January
1, 1998) in the Coffey/ Greenwood Gas Field located in Parker County, Texas. The
Greenwood Gas Field is a developmental, multipay, strawn sand field, located about 35 miles due west of Fort Worth. This 1,100 acre field in the Fort Worth basin is in its early state of development, although there has been prolific production on it, and around it, since the 1960's, but was shut in due to low gas prices. This field was reactivated in 1984.

There are currently 3 gas wells on this lease in which Ness owns a 25% working interest. Gas sales from these wells for Ness' working interest was $11,823 for
2002. Lease operating expenses, production taxes and compression totaled $5,838 leaving a profit from this lease of $5,985.

In December 2002 (effective 11/1/02), Ness acquired a 50% working interest in an oil and gas lease covering approximately 3400 acres from Commonwealth Energy
(USA) Inc. dba Blue Mountain Resources, Inc. at a cost of $75,000. This lease is in the Moby Dick Field in Parker County, Texas, approximately 35 miles west of
Fort Worth, Texas and has four producing gas wells and four gas wells that are not producing on it. For the two months Ness owned this lease, Ness had gas sales of $9,414 with lease operating expenses, production taxes and compression cost of $2,200 leaving a profit from this lease of $7,214.

In January 2002, Ness acquired an oil and gas lease covering approximately 2,100 acres in the Greenwood Field in Parker County Texas from AMD Property Company,
Ltd. and Doss Property Company, Ltd. Ness exchanged 145,615 restricted shares of its common stock for this lease.

In August 2002, Ness acquired an oil and gas base covering approximately 130 acres and 350 acres in the Greenwood Field in Parker County Texas from Ted
Jackson Williams and Debbie L. Williams and Larry Don and Carol Ann Williams
Walden respectively. Ness paid $5,623 and $15,000 respectively for these leases.

In November 2002 Ness acquired an oil and gas lease containing approximately 965 acres in the Greenwood Field in Parker County Texas. Ness exchanged 153,219 restricted shares of its common stock for this lease.

In June 2001, Ness acquired an oil and gas base of approximately 6200 acres in
Edwards County Texas in exchange for 401,161 restricted shares of its common stock. Due to unresolvable issues with the lessor over the next year, in
September 2002 it was mutually agreed to cancel the lease and the stock was returned to the treasury.

An independent reserve report was prepared on the above producing leases as of
December 31, 2002. This report reflects a present value discounted at 10% of
$219,530 for proved reserves for the working interest percentages owned by Ness.

Disclosure of Oil and Gas Operations

Ness has a working interest in two gas leases, both located in Texas and identified below.

(1)   Reserves Reported to Other Agencies

      No reserves were reported to other federal agencies.

(2)   Production                                         2000     2001     2002

      Natural Gas                                        -----------------------

      Coffey/Greenwood Field

                A) Average sales price                   $3.25    3.77    $2.61

                B) Average production cost per MCF       $1.15    1.23    $1.29

      Moby Dick Field (11-1-02  -  12-31-02)

                A) Average sales price                      -       -     $3.66

                B) Average production cost per MCF          -       -     $0.86

(3)   Productive wells and acreage at December 31, 2002

                  Gas Wells
                  ---------
                  A. Gross Wells                  7
                  B. Net Productive wells      2.75
                  C. Gross acres               1256
                  D. Net acres               577.30

                  Undeveloped acreage at December 31, 2002
                  -----------------------------------------

                  A. Coffey/Greenwood Gas Field
                        (1)  Gross acres          3577
                        (2)  Net acres            3577

                  B. Moby Dick Gas Field
                        (1)  Gross acres          1189
                        (2)  Net acres            1189

                  Drilling activity                          2000     2001    2002
                  ------------------                         ---------------------

                  A. Number of net productive wells drilled   0.0     0.0     0.0
                  B. Number of dry exploratory wells drilled  0.0     0.0     0.0
                  C. Number of net productive development
                     wells Drilled                            0.0     0.0     0.0
                  D. Number of dry development wells drilled  0.0     0.0     0.0

                                  Gas Reserves

Listed below is the estimated proved natural gas reserves and estimated future net revenues of Ness and attributable to Ness's net revenue interests in the
Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by Robert Glenn, petroleum engineer, of
Lindon Exploration Company in The Woodlands, Texas.

                               PROVED GAS RESERVES
                                December 31, 2002

                                                                  Standardized
                                                                    Measure
                             Gas                Future         (discounted future
                            (MCF)             Net Income           cash flow)
                       -----------------   ------------------   -----------------

Total proved reserves       215804               $373,010             $219,530

We had proved developed reserves of 159,554 MCF at December 31, 2002.

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

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below,Ness is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Ness has been threatened.

In July 2000, a complaint was filed in District Court of Ector County, Texas demanding payment of a $325,000 commission on the purchase of an Ideco 3000 drilling rig by Ness from Interfab, Ltd. (Cho-Taw, Inc., Bob Hawk dba Bob Hawk &
Associates, and Lynne E. Thomas v. Ness Energy International, Inc. and Interfab,
Ltd., Case No. 00-1018-JTM). Ness denies all liability whatsoever to plaintiff and will contest this matter vigorously. Answers have been filed and discovery is underway. Management of Ness cannot take any position at this time as to the likely outcome of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Ness's common stock is traded on the Over the Counter Bulletin Board, under the symbol of "Ness". The range of closing prices shown below cover the last two fiscal years of the Ness. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended December 31, 2001

                                                  High        Low

Quarter Ended December 31, 2001                  $1.15        $0.61
Quarter Ended September 30, 2001                 $1.41        $0.83
Quarter Ended June 30, 2001                      $2.92        $0.53
Quarter Ended March 31, 2001                     $0.94        $0.56

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended December 31, 2002

                                                  High        Low

Quarter Ended December 31, 2002                    $0.47      $0.27
Quarter Ended September 30, 2002                   $0.71      $0.33
Quarter Ended June 30, 2002                        $0.58      $0.25
Quarter Ended March 31, 2002                       $0.75      $0.52

Holders of Common Equity

     As of March 11, 2002, Ness had approximately 2,892 shareholders of record of its common stock.

Dividends

Ness has not declared or paid a cash dividend to stockholders since it was originally organized. The Board of Directors presently intends to retain any earnings to finance Ness operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon Ness's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration

(a)  Specific Sales.

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

Ness is continuing with its plan of exploration for and development of oil and natural gas in Texas and in Israel and to achieve profitable operations. During
2002 in Texas, Ness acquired one producing gas lease and three oil and gas leases that are adjacent to producing fields. The company plans to drill on these properties during 2003 (see Item 2. Description of Properties). Also Ness
has concluded verbal negotiations in Israel for the acquisition of land rights for oil and gas exploration for approximately 100,000 acres located in the
Southwest area of the Dead Sea. Although no agreement has been signed, Ness has
Israeli attorneys documenting the agreement based upon the final discussions between the parties. Management wishes to combine related companies, Hesed and
Ness of Texas, into Ness as they have common ownership and common objectives with Ness. Ness is discussing with financial and legal consultants the form and method of accomplishing this combination.

Critical Accounting Policies

Oil and Gas Property and Equipment

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in North Central Texas. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During 2001,
$114,386 of unproved property was impaired and added to the capitalized costs.
No impairment was required in 2002.

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

Results of Operations

(a)  Revenues.

Operating revenues for fiscal year ended December 31, 2001 were $20,683 on a production volume of 5,487 MCF of natural gas, with an operating loss of
$2,411,372. Operating revenues for fiscal year ended December 31, 2002 were
$21,237 on a production volume of 7,099 MCF of natural gas, with an operating loss of $1,948,620. The average price received for natural gas in 2002 was $2.99 per MCF, a 21% decrease from the $3.77 per MCF received in 2001. The increase of
$554 in revenue is attributed to a  29% increase in natural gas volume mostly offset by a 21% decrease in natural gas prices.

(b)  Costs and Expenses.

Costs and expenses directly relating to natural gas production for fiscal year ended December 31, 2002 increased by $ 1,300 or  19% to $ 8,038 as compared to
$ 6,738 for the year ended December 31, 2002. This was primarily due to  the 29%
increased volume and increased cost of services in 2002.

General and administrative costs in 2002 decreased by 23% to $1,825,039 as compared to $2,358,904 in 2001. The lower expenses are mainly the result of decreased payroll cost due to less personnel and lower professional fees.

(c)Litigation Settlement.

(c) Litigation settlement cost in 2002 was $115,500 compared to 0 in 2001. Ness agreed to settle a lawsuit by Petty International Development Corp. in April
2002 by issuing 275,000 shares of its common stock which was 72.5% less than the plaintiff demanded.

(d)  Depreciation and Amortization.

Depreciation and amortization for the year ended December 31, 2002 was $21,280.
This is substantially lower than the depreciation and amortization of $66,413 expensed in the year ended December 31, 2001. This decrease was the result of higher lease depletion expenses in 2001 due to a ceiling test write down of
$46,733.

(e)  Net Loss.

Ness had a net loss for the year ended December 31, 2002 of $2,099,850 compared to net loss of $3,513,415 for the same period in 2001, representing ($0.04) and
($0.06) per share respectively.

The decrease in net loss of $1,413,565 is the combined result of a $1,000,000 write-off of an investment (See Note 3 to the financial statements) in 2001, a
$533,865 decrease in general and administrative expenses, partially offset by a litigation settlement of $115,500 in 2002.

(f) Going Concern.

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Ness is in the development stage, it has limited capital resources, insignificant revenue and a loss from operations. The appropriateness of using the going concern basis is dependent upon Ness's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital through the private placement of company stock, debt, and, eventually, through public offerings. Management intends to use the proceeds from debt or any equity sales to further develop oil and gas reserves in the United States and in selected foreign countries. Ness believes that these actions will enable Ness to carry out its business plan and ultimately to achieve profitable operations.

Liquidity and Capital Resources

On October 18, 2002 the U.S. Securities and Exchange Commission declared effective the Ness SB-2 Stock Registration. This registration contains a $20 million funding commitment from an investor over a three year period with Ness being able to access funds based upon the price of its common stock, its trading activity and subject to other conditions. In November and December 2002, Ness obtained approximately $310,000 through the sale of stock to this investor.
During 2002, Hayseed Stephens Oil, Inc. sold some of its Ness common stock and loaned the $768,000 proceeds to Ness. Also during 2002, Ness received professional services valued at $1,189,321 in exchange for 2,422,538 shares of its common stock. Ness intends to raise capital in 2003 through its registered public offering.

Income Tax Matters

Prior to 1998, Ness's last income tax return was filed for 1984 and it showed total operating loss carryforwards at that time of $645,484. It is believed that
Ness generated additional operating loss carryforwards as Ness's business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to the changes in control, it is believed that the benefits from utilization of any of these carryforwards would be extremely limited. Management has decided that the cost of researching the timing of transaction and preparing income tax returns to document the loss carryforwards for the unfiled years would not be a cost effective use of resources available to Ness. In view of this decision, these potential loss carryforwards have been discounted and are considered to be of no value.

Ness had loss carryforwards of $2,497,880 in the year ended December 31, 2001 and $2,205,884 for the year ended December 31, 2002. As of December 31, 2002,
Ness had total loss carryforwards of $8,316,138. Ness's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

                Year Expiring
                -------------

                    2011                  $     977
                    2012                      1,549
                    2018                    103,820
                    2019                  1,990,843
                    2020                  1,515,185
                    2021                  2,497,880
                    2022                  2,205,884

Inflation

Ness's management does not believe that inflation has had or is likely to have any significant impact on it's operations.

Forward Looking Statements

The foregoing Management's Discussion and Analysis of Financial Condition and
Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, Ness's business strategies, continued growth in Ness's markets, projections, and anticipated trends in Ness's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast,"
"project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on Ness's expectations and are subject to a number of risks and uncertainties, certain of which are beyond
Ness's control. Ness cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following:
reduced or lack of increase in demand for Ness's products, competitive pricing pressures, changes in the market price of ingredients used in Ness's products and the level of expenses incurred in Ness's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate.
Ness disclaims any intent or obligation to update "forward looking statements."

ITEM 7. CONTROLS AND PROCEDURES

As of December 31, 2002 an evaluation was performed under the supervision and with the participation of the company's management including the CEO and the
CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's management including the CEO and CFO, concluded that the company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the company' internal controls or in other factors that could significantly effect internal controls subsequent to December 31,
2002.

ITEM 8. FINANCIAL STATEMENTS.

Financial statements for the twelve month period ended December 31, 2002 are presented in a separate section of this report following Item 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT.

Directors and Executive Officers

The names, ages, and respective positions of the Directors and executive officers of Ness are set forth below. The Directors named below will serve until the next annual meeting of Ness's stockholders and until their successors are duly elected and have qualified. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist. There are no legal proceedings involving the officers and
Directors of Ness. Mr. Stephens and Mrs. Stephens are husband and wife; there are no other family relationships between the Directors and officers.

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

(a)  Harold "Hayseed" Stephens, President, Chief Executive Officer/Director.

Mr. Stephens, age 64, has over 40 years' experience in oil and gas exploration. He graduated from Hardin Simmons University in 1961 with a bachelor of science degree. He played professional football for the New York Titans before returning to Texas to enter the oil business. He founded Hayseed Stephens
Oil, Inc. on August 15, 1983, as controlling shareholder to conduct domestic oil and gas operations in Texas and Oklahoma. Mr. Stephens also incorporated Ness of
Texas in November, 1998, and Hesed Energy International, Inc. in October, 1993,
both private companies, to conduct domestic oil and gas explorations. He remains majority and controlling shareholder of both. In the 1984-1985 period, Mr.
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

(b)  Mary Gene Stephens, Secretary/Treasurer.

Mrs. Stephens, age 63, has been involved in office administration and day to day bookkeeping and correspondence for Hayseed Stephens Oil, Inc. and Ness for the past fifteen years. Mrs. Stephens has also been involved in preparing drilling proposals and joint interest billing and income distribution.

(c)  Richard W. Nash, Director.

Mr. Nash, age 58, received a bachelor of science degree in 1970 from East Texas
State University. He earned a masters of education degree from the same institution in 1971. In 1980, Mr. Nash was awarded a doctor of education degree from Texas A&M University - Commerce. Mr. Nash has been pastor of the Victory
Temple Church in Enloe, Texas since 1988. Victory Temple is associated with The
Living Way Ministries, Willow Park, Texas. During the past five years, Mr. Nash, who is retired from school administration, has assisted Mr. Stephens in his ministry in South Africa, as well as in Israel. >From 1980 to 1994, Mr. Nash was
Assistant Superintendent of Prairieland Integrated School District until his retirement.

(d)  Mark L. Bassham, Director.

Mark Bassham, age 43 is a veteran Texas peace officer with eighteen years'
experience and is also a minister of the gospel. He holds the distinction of being the youngest person ever to be elected to the position of local county sheriff, in Hopkins County, where he served until 1990, before being commissioned by the Texas Department of Public Safety as a Special Texas Ranger.
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

(e)  Robert E. Lee, Jr., Chief Financial Officer/Controller.

Mr. Lee, age 61, received his Bachelor of Science degree in accounting from
Northwestern Louisiana State University in 1965. He began his career in the energy industry in July 1965, when he was employed by Tenneco. He moved to
Charter International Petroleum in late 1966 and joined Amerada Hess
Corporation, a fully integrated petroleum company, as accounting supervisor in
1971. He transferred to Hess Oil Virgin Islands Corporation in 1976 as
Operations Accounting Manager. In 1978, he became Controller of Independent
Refining Company until August 1981, when he joined Pride Refining
(later changed to Pride Companies, L.P.) where he served as division controller and corporate controller in 1995 until October 31, 1999. Mr. Lee joined Ness
Energy International, Inc. in November 1999 as Controller. He was promoted to
Chief Financial Officer in April, 2000.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires  Ness's directors, certain officers and persons holding 10% or more of  Ness's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of  Ness's common stock with the
Securities and Exchange Commission. Such persons are required by SEC regulations to furnish Ness with copies of all Section 16(a) forms they file.

ITEM 11. EXECUTIVE COMPENSATION.

                           Summary Compensation Table

                                                                           Long-term compensation
                             Annual compensation                        Awards               Payouts
--------------------------------------------------------------------------------------------------------
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

                               ($)         ($)     ($)        ($)        (#)        ($)        ($)

    (a)           (b)          (c)         (d)     (e)        (f)        (g)        (h)        (i)
--------------------------------------------------------------------------------------------------------
Hayseed           2002        $60,000       0       0          0          0          0
Stephens,         2001        $60,000       0       0          0          0          0          0
President         2000        $60,300       0       0          0          0          0          0
--------------------------------------------------------------------------------------------------------
Mary Gene         2002        $36,000       0       0          0          0          0
Stephens,         2001        $36,000       0       0          0          0          0
Sec./Treas.       2000        $36,000       0       0          0          0          0          0
--------------------------------------------------------------------------------------------------------
Bob Lee,          2002        $86,400       0      $0    $ 1,450          0          0
CFO/              2001        $86,400       0       0    $15,650          0          0          0
Controller        2000        $72,000       0       0    $45,050          0          0          0
--------------------------------------------------------------------------------------------------------

All compensation and other arrangements between Ness and its officers and directors are approved by a compensation committee of the board of directors, a majority of whom are to have no affiliation or relationship with Ness other than as directors.

Other Compensation

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of Ness in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2002 provided for or contributed to by Ness.

(b) No remuneration is proposed to be paid in the future directly or indirectly by Ness to any officer or director since there was no existing plan as of December 31, 2002 which provides for such payment, except for certain travel expenses paid to director relating to attending.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of Ness's common stock as of March 7, 2003 (63,807,284 sharesoutstanding)
by (i) all stockholders known to Ness to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all Directors and executive officers of
Ness, individually and as a group:

                             Name and Address of          Amount of Beneficial
   Title of Class            Beneficial Owner (1)           Ownership            Percent of Class (5)
---------------------- ------------------------------ ------------------------- ------------------------

                         Hayseed Stephens (2(3)(6)
       Common            4201 East Interstate 20,          21,978,257(3)             34.44%
       Stock             Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
       Common            Mary Gene Stephens(3)(4)(7)
       Stock             4201 East Interstate 20,                   0(4)               .00%
                         Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
       Common            Bob Lee(3)
       Stock             4201 East Interstate 20,              26,450                  .04%
                         Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
       Common            Richard Nash(2)
       Stock             4201 EastInterstate 20,               15,000                  .02%
                         Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
       Common            Mark L. Bassham(2)
       Stock             4201 East Interstate 20,              15,000                  .02%
                         Willow Park, Texas  76087
---------------------- ------------------------------ ------------------------- ------------------------
       Common            Shares of all Directors and
       Stock             executive officers as a group     22,034,707                34.52%
                         (4 persons)
---------------------- ------------------------------ ------------------------- ------------------------

(1)   Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, to our knowledge.
(2)   Director
(3)   Executive Officer
(4)   Mary Gene Stephens is the wife of Hayseed Stephens. She does not own any shares in her individual name.
(5)   The percentages are rounded for presentation, and are based as a percentage of a total of 63,807,284 shares outstanding as of March 11,
      2003.
(6)   The share holdings include 10,145,750 shares  held in the name of Hayseed
      Stephens Oil, Inc., which is controlled by Hayseed Stephens and Mary Gene
      Stephens.
(7)   Does not include shares held by affiliates of Mrs. Stephens.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Effective January 1, 2000, the agreement was amended (dated November 20,
2000) whereby Ness now rents office space from Hesed and provides management and general and administrative services to Hesed. Ness pays rent of $350 per month and receives $3,000 per month for management and services. The amended agreement was effective through December 31, 2001 and negoitations are pending for a new agreement.

(b) Hayseed Stephens Oil, Inc., a company under common ownership with Ness, collects the net oil and gas revenues from Ness's properties and remits the funds to Ness. In addition,Ness has entered into an agreement with Hayseed
Stephens Oil, Inc. whereby Ness receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002 and is subject to current negotiations. At
December 31, 2002 and 2001, Ness was owed $101,048 and $67,329, respectively and are included in accounts payable- related party.

Also included in accounts payable - related party are advances and payments made on behalf of Ness by Hesed and payments were made by Ness on the project in
Israel on behalf of Hesed. This related party owned the Hesed license until
September 2001 and the Metzada license until December 2001 providing for the right to drill for oil and gas in the Dead Sea area of Israel. While Ness does not own the rights in Israel, it is intended that Ness will benefit from the well to be drilled either through a business combination or some other arrangement.

(c) On June 6, 2000, Mr. Stephens loaned Ness $300,000, which is evidenced by an unsecured promissory note bearing interest at prime plus 2% (6.5% at December
31, 2001). The interest is paid currently as requested and the principal is due
January 2, 2004. (See Note No.5 to the financial statements.

(d) On September 15, 2000, Hayseed Stephens Oil, Inc., an affiliate of Ness, loaned Ness $600,000, which is evidenced by an unsecured promissory note bearing interest at prime plus 2% (6.5% at December 31, 2002). During the year the amount was revised to loan up to $2,500,000, the interest to be paid currently, as requested, and the date the principal is due to January 2, 2004. (See Note
No.5to the financial statements).

(e) From January to December, 2002, Hayseed Stephens Oil, Inc., loaned Ness a total of $768,000 which Ness is in the process of documenting as loans subject to negotiations except for the above mentioned terms that have been confirmed in writing.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

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

4.1     Consulting Agreement between Ness and Curtis A. Swanson, dated March 21,
        2000 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on
        March 22, 2000).

4.2     Non-Employee Directors and Consultants Retainer Stock Plan, dated August
        15, 2001 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 16, 2001).

4.3     Investment Agreement between Ness and Dutchess Private Equities Fund,
        L.P. (including exhibits), dated April 23 2002, and related agreements
        (incorporated by reference to the Form SB-2 filed with the SEC).

10.1    Assignment of Oil and Gas Lease from Hayseed Stephens Oil, Inc. to Ness, dated January 1, 1998 (incorporated by reference to Exhibit 10.1 of the
        Form 10-KSB/A filed on November 13, 2001).

10.2    Promissory Note from Ness to Hayseed Stephens, dated June 6, 2000
        (incorporated by reference to Exhibit 10.2 of the Form 10-KSB/A filed on
        November 13, 2001).

10.3    Promissory Note from Ness to Hayseed Stephens Oil, Inc., dated September
        15, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A filed on November 13, 2001).

10.4    Agreement between Ness and Hesed Energy International, Inc., dated
        November 20, 2000 (incorporated by reference to Exhibit 10.4 of the Form
        10-KSB/A filed on November 13, 2001).

10.5    Agreement between Ness and Hayseed Stephens Oil, Inc., dated November 20,
        2000 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB/A filed on November 13, 2001).

10.6    Drilling Agreement between Ness and Hesed Energy International, Inc., dated December 27, 2000 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB/A filed on November 13, 2001).

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
        (incorporated by reference to Exhibit 10.9 of the Form 10-KSB/A filed on
        November 13, 2001).

10.10   Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated May 8,
        2001 (incorporated by reference to Exhibit 10.10 of the Form 10-KSB/A filed on November 13, 2001).

10.11   Oil and Gas Lease dates May 11, 2001 and amended on January 10, 2002 with AMD Property Company Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 11, 2002).

10.12   Oil and Gas Lease dated May 11, 2001 and amended on January 10, 2002 with
        Doss Property Company, Ltd. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 11, 2002).

10.13   Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al
        (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on
        February 11, 2002).

10.14   Amendement to Oil and Gas Lease dated May 27, 2001 with Roy William Baker,
        Jr. et al (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 11, 2002).

10.15   Assignment of Oil and Gas Lease dated May 27, 2001 to Fairway Links Energy,
        Inc. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on
        February 11, 2002).

10.16   Amendment of Promissory Noted to Hayseed Stephens dated December 17, 2001
        (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on
        April 1, 2002).

10.17   Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated December
        17, 2001 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 1, 2002).

10.18   Amendment of Promissory Note to Hayseed Stephens dated March 28, 2002
        (incorporated by reference to Exhibit 10.18 of the Form 10-QSB filed on
        May 20, 2002).

10.19   Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated March
        28, 2002 (incorporated by reference to Exhibit 10.19 of the Form 10-QSB filed on May 20, 2002).

10.20   Amendment of Promissory Note to Hayseed Stephens, dated September 30,
        2001 (previously filed).

10.21   Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated
        September 30, 2001 (previously filed).

10.22   Amendment of Promissory Note to Hayseed Stephens dated September 27,
        2002 (incorporated by reference to exhibit 10.22 of the Form 10-QSB filed on November 14, 2002.)

10.23   Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated
        September 27, 2002(incorporated by reference to exhibit 10.23 of the
        Form 10-QSB filed on November 14, 2002.)

10.24   Amendment of Promissory Note to Hayseed Stephens dated December 30,
        2002.

10.25   Amendment of Promissory Note to Hayseed Stephens Oil, Inc.  Dated
        December 30, 2002.

23.3    Robert Glenn, Petroleum Engineer, Lindon Exploration Company, The
        Woodlands, Texas Incorporated by reference to Ness's Form 10-KSB and
        Amendment, on file with the SEC, for the fiscal year ended December 31,
        2001.

99.1    Certification of Officers dated August 19, 2002. (incorporated by reference to Exhibit 99.1 of the Form 10-QSB/A filed on August 20, 2002.)

99.2    Certification of Officers pursuant to 18USC and 1350, section 906 of the
        Sarbanes - Oxley Act of 2002 dated November 14, 2002. (incorporated by reference to Exhibit 99.2 of the Form 10-QSB filed on November 14, 2002.)

99.3    Certification of CFO pursuant to section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2002. (incorporated by reference to exhibit
        99.3 of the Form 10QSB filed on November 14, 2002.)

99.4    Certification of CEO pursuant to section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2002. (incorporated by reference to exhibit
        99.4 of the Form 10 QSB filed on November 14, 2002.)

                                   SIGNATURES

In accordance with  Section 13 or 15(d) of the Exchange Act of 1934, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Ness Energy International, Inc.

Dated: March 31, 2003                 By: /s/ Harold Hayseed Stephens
                                             -----------------------------
                                              Hayseed Stephens,
                                              President

In accordance with the Exchange Act, the Ness caused this report to be signed on its behalf by the  undersigned, thereunto duly authorized.

         Signature             Title                                       Date
--------------------------------------------------------------------------------

/s/ Hayseed Stephens         President(principal executive officer)  March 31, 2003
--------------------         /Director
    Hayseed Stephens

/s/ Robert E. Lee, Jr.        Chief Financial Officer                March 31, 2003
 ----------------------       (principal
    Robert E. Lee, Jr.        accounting officer)

/s/ Richard W. Nash           Director                               March 31, 2003
-------------------
    Richard W. Nash

/s/ Mark L. Bassham           Director                               March 31, 2003
-------------------
    Mark L. Bassham

                            CERTIFICATION OF OFFICERS
                       OF NESS ENERGY INTERNATIONAL, INC.
                            PURSUANT TO 18 USC & 1350
                             AS ADOPTED PERSUANT TO
                               SECTION 906 OF THE
                                SARBANES - OSLEY
                                   ACT OF 2002

I hereby certify that the accompanying report on Form 10-KSB for the period ended December 31, 2002, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of
1934 (the "Report") by Ness Energy International, Inc. fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/s/   Hayseed Stephens
  ------------------------
      Hayseed Stephens, President
      And Chief Executive Officer

/s/  Bob Lee
  -------------------------
     Bob Lee, Chief Financial Officer

                                  CERTIFICATION
                       SECTION 1350 AS ADOPTED PERSUANT TO
                       SECTION 302 OF THE SARBANES - OXLEY
                                   ACT OF 2002

I,  Robert E. Lee, Jr., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Ness Energy
     International, Inc.

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of December 31, 2002 and for, the period presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

                a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                     including its consolidated subsidiaries, is made known to
                     us by others within those entities, particularly during the period in which this annual report is being prepared;

                b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the
                     "Evaluation Date"); and

                c)   presented in this annual report our conclusions about the
                     effectiveness of the disclosure controls and procedures
                     based on our evaluation as of the Evaluation Date; 5. The
                     registrant's other certifying officers and I have
                     disclosed, based on our most recent evaluation, to the
                     registrant's auditors and the audit committee of
                     registrant's board of directors (or persons performing the equivalent functions):

                a)   all significant deficiencies in the design or operation of internal controls which could adversely effect the
                     registrant's ability to record, process, summarize and
                     report financial data and have identified for the
                     registrant's auditors any material weaknesses in internal
                     controls; and

                b)   any fraud, whether or not material, that involves
                     management or other employees who have a significant role
                     in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                       /s/  Robert E. Lee, Jr.
                                              --------------------------
                                                Robert E. Lee, Jr.
                                                Chief Financial Officier

                                  CERTIFICATION
                       SECTION 1350 AS ADOPTED PERSUANT TO
                       SECTION 302 OF THE SARBANES - OXLEY
                                   ACT OF 2002

I,  Hayseed Stephens, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Ness Energy
     International, Inc.

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of December 31, 2002 and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

                a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant,
                     including its consolidated subsidiaries, is made known to
                     us by others within those entities, particularly during the period in which this annual report is being prepared;

                b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the
                     "Evaluation Date"); and

                c)   presented in this annual report our conclusions about the
                     effectiveness of the disclosure controls and procedures
                     based on our evaluation as of the Evaluation Date; 5. The
                     registrant's other certifying officers and I have
                     disclosed, based on our most recent evaluation, to the
                     registrant's auditors and the audit committee of
                     registrant's board of directors (or persons performing the equivalent functions):

                a)   all significant deficiencies in the design or operation of internal controls which could adversely effect the
                     registrant's ability to record, process, summarize and
                     report financial data and have identified for the
                     registrant's auditors any material weaknesses in internal
                     controls; and

                b)   any fraud, whether or not material, that involves
                     management or other employees who have a significant role
                     in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003             /s/  Hayseed Stephens
                                    ------------------------
                                      Hayseed Stephens
                                      President & CEO

                         NESS ENERGY INTERNATIONAL INC.
                         (a development stage company)

                                FINANCIAL REPORT

                               DECEMBER 31, 2002

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITOR'S REPORT.................................................F-1

FINANCIAL STATEMENTS

SUPPLEMENTARY DATA

     Supplementary Financial Information on Oil and Gas Exploration,
     Development and Production Activities (Unaudited)......................F-27

                                       13

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
Ness Energy International, Inc.
Willow Park, Texas

We have audited the accompanying balance sheets of Ness Energy International,
Inc. (a development stage company) (the Company) as of December 31, 2002 and
2001, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative amounts since reentering the development stage on January 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
(a development stage company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and cumulative amounts since reentering the development stage on January 1, 1998, in conformity with accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 6, 2003

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                    2002          2001
                                                __________     __________

                                     ASSETS

CURRENT ASSETS
     Cash                                       $  73,041      $   45,463

     Accounts receivable - trade                    6,562              -
     Accounts receivable - related parties         33,891          63,285
     Deposits                                       3,000          10,384
     Investments - available for sale              40,400          80,000
                                                __________     __________

              Total current assets                156,894         199,132

PROPERTY AND EQUIPMENT
     Property and equipment, net                  310,594          33,211

     Oil and gas properties - full cost method
          Oil and gas properties, unproved        159,213         315,529
          Oil and gas properties, proved          217,686         142,686
                                                __________     __________

                                                  376,899         458,215
     Less accumulated depreciation and depletion   82,010          74,556
                                                __________     __________

          Net oil and gas properties              294,889         383,659

              Total property and equipment        605,483         416,870

TOTAL ASSETS                                    $ 762,377      $  616,002
                                                __________     __________
                                                __________     __________

                                                    2002          2001
                                                __________     __________

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
      Accounts payable and accrued expenses     $  16,639      $  106,115

      Accounts payable - related parties           78,960          90,253

      Current portion - long term debt            190,000              -
                                                __________     __________

             Total current liabilities            285,599         196,368

LONG-TERM DEBT                                  2,544,757       1,776,757

CONTINGENCIES                                          -               -

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $0.10 par value
        10,000,000 shares authorized, none issued      -               -
      Common stock, no par value,
        200,000,000 shares authorized,
        shares issued and outstanding
        2002 61,771,108;  2001  57,784,235     10,963,319       9,334,489
      Retained deficit prior to reentering the
        development stage January 1, 1998      (2,630,233)     (2,630,233)
      Deficit accumulated since reentering the
        development stage January 1, 1998     (10,540,229)     (8,440,379)
      Stock subscriptions                          98,764         814,829

      Accumulated other comprehensive income       40,400          80,000

      Deferred consulting                              -         (515,829)
                                                __________     __________

        Total stockholders' equity (deficit)   (2,067,979)     (1,357,123)
                                                __________     __________

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)            $ 762,377      $  616,002
                                                __________     __________
                                                __________     __________

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                 Cumulative
                                                                                   Amounts
                                                                                    Since
                                                                                 Reentering
                                                                                 Development
                                                                                   Stage
                                                                                 January 1,
                                                     2002         2001             1998
                                               ___________     ___________     ___________
REVENUES
     Oil and gas revenues                      $    21,237     $    20,683     $   112,448

EXPENSES

     Lease operating expenses                        5,250           4,263          28,641

     Production taxes                                1,497           1,544           8,201

     Compression expenses                            1,291             931          11,520
     Depreciation, depletion and amortization       21,280          66,413         126,382

     Litigation settlement                         115,500              -        1,508,400
     General and administrative expenses         1,825,039       2,358,904       7,706,204
                                               ___________     ___________     ___________

         Total operating expenses                1,969,857       2,432,055       9,389,348
                                               ___________     ___________     ___________

         Operating loss                         (1,948,620)     (2,411,372)     (9,276,900)

OTHER INCOME (EXPENSE)
     Interest expense - related party             (152,151)       (102,250)       (271,586)
     Impairment of investments -
         available for sale                             -       (1,000,000)     (1,000,000)

     Other income                                      921             207           8,257
                                                ___________     ___________     ___________

         Loss before income taxes               (2,099,850)     (3,513,415)    (10,540,229)

INCOME TAXES                                            -               -               -
                                                ___________     ___________     ___________

NET LOSS                                       ($2,099,850)    ($3,513,415)   ($10,540,229)
                                                ___________     ___________     ___________
                                                ___________     ___________     ___________

Net loss per weighted average share                 ($0.04)         ($0.06)         ($0.19)
                                                ___________     ___________     ___________
                                                ___________     ___________     ___________

Weighted average shares outstanding              59,511,620      57,094,375      54,992,955
                                                ___________     ___________     ___________
                                                ___________     ___________     ___________

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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
                                           Reentering   Reentering
                                           Development  Development  Accumulated
                                              Stage        Stage      Other
                        Common Stock       January 1,   January 1, Comprehensive     Stock       Deferred
                   Shares        Amount      1998         1998        Income      Subscriptions  Consulting    Total
                  __________  __________  __________  __________   __________     __________   __________   __________
BALANCE,
December 31, 2000 56,339,030  7,747,183 (2,630,233) (4,926,964)  (937,500)            -      (190,809)   (938,323)
  Issuance of common
    common stock for:
  Future services  1,100,000  1,241,680         -           -          -         425,250   (1,666,930)         -

    Donations          5,000      3,242         -           -          -              -            -        3,242
    Oil and gas
    property              -          -          -           -          -         315,529           -      315,529

    Services         340,205    342,384         -           -          -          74,050           -      416,434

  Recognition of
    services performed
    for common stock      -          -          -           -          -              -     1,341,910   1,341,910
  Net change in
    unrealized
    depreciation on
    securities
    available
    for sale, net of
    tax of $0             -          -          -           -    1,017,500            -           -

  Net loss                -          -          -   (3,513,415)        -              -           -
  Total comprehensive
    loss                  -          -          -           -          -              -           -    (2,495,915)
                  __________  __________  __________  __________   __________     __________   __________   __________

BALANCE,
December 31, 2001 57,784,235  9,334,489  (2,630,233) (8,440,379)     80,000      814,829    (515,829)  (1,357,123)
   Issuance of common
   stock for:
   Future services 1,740,000    912,905         -           -          -        (425,250)    487,655)          -
   Oil and gas
   property          145,615     90,281         -           -          -        (267,265)         -      (176,984)

   Services          730,518    299,966         -           -          -         (23,550)         -       276,416

   Cash            1,095,740    210,178         -           -          -              -           -       210,178

 Lawsuit settlement  275,000    115,500         -           -          -              -           -       115,500
   Recognition of
   services performed
   for common stock       -          -          -           -          -              -     1,003,484   1,003,484
 Net change in
   unrealized
   depreciation on
   securities
   available
   for sale, net of
   tax of $0              -          -          -           -      (39,600)            -           -
 Net loss                 -          -          -    (2,099,850)        -              -           -
 Total comprehensive
 loss                     -          -          -           -           -              -           -    (2,139,450)
                  __________  __________  __________  __________   __________     __________   __________   __________
BALANCE,
 December 31, 2002 61,771,108 $10,963,319 ($2,630,233)($10,540,229) $40,400       $98,764        $ -   ($2,067,979)
                  __________  __________  __________  __________   __________     __________   __________   __________
                  __________  __________  __________  __________   __________     __________   __________   __________

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                   Cumulative
                                                                                     Amounts
                                                                                      Since
                                                                                    Reentering
                                                                                    Development
                                                                                       Stage
                                                                                     January 1,
                                                           2002          2001           1998
                                                      ____________   ____________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            ($2,099,850)   ($3,513,415)  ($10,540,229)
  Adjustments to reconcile net loss
     to net cash used in operating activities
        Depreciation, depletion, and amortization          21,280         66,413        126,382
        Recognition of services performed for stock     1,003,484      1,341,910      2,944,405

        Loss on impairment of investments                      -       1,000,000      1,000,000
        Stock issued for:
           Services                                       215,461        416,434        843,246

           Lawsuit settlement                             115,500             -         115,500

           Donations                                           -           3,242          3,242
        Change in operating assets and liabilities:

           Accounts receivable - trade                     (6,562)            -          (6,562)
           Accounts receivable - related parties           29,394        (13,264)       (30,236)
           Deposits                                         7,384        (10,384)        (3,000)
           Accrued expenses                               (89,476)       (81,074)     1,426,724
           Accounts payable - related party               (11,293)      (473,959)        58,121
                                                      ____________   ____________   ____________

           Net cash used in operating activities         (814,678)    (1,264,097)    (4,062,407)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (196,877)          (400)      (199,635)
                                                      ____________   ____________   ____________

           Net cash used in investing activities         (196,877)          (400)      (199,635)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment of offering costs                               (39,031)            -         (39,031)
  Proceeds on debt - related party                        768,000      1,259,200      2,544,757

  Cash received from sale of common stock                 310,164             -       1,829,357
                                                      ____________   ____________   ____________

           Net cash provided by financing activities    1,039,133      1,259,200      4,335,083
                                                      ____________   ____________   ____________

           Net change in cash                              27,578         (5,297)       73,041

CASH, beginning of period                                  45,463         50,760             -
                                                     ____________   ____________   ____________

CASH, end of period                                  $     73,041   $     45,463   $    73,041
                                                     ____________   ____________   ____________
                                                     ____________   ____________   ____________

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

         Management plans to raise capital through the private placement of company stock, debt, and through public offerings. During 2002, the
         Company obtained access to an equity line of credit. However, the amount available depends upon the stock price. Management intends to use the proceeds from debt or any equity sales to further develop oil and gas reserves in the United States and in selected foreign countries. The Company believes that these actions will enable the
         Company to carry out its business plan and ultimately to achieve profitable operations.

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

         Investments in Securities - continued

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

         Oil and Gas Property and Equipment

         The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in North Central Texas.
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
         Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During 2001,
         $114,386 of unproved property was impaired and added to the capitalized costs. No impairment was required in 2002.

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

         Other Fixed Assets

         Other fixed assets are stated at cost. Depreciation is calculated using the straight line basis over the estimated useful lives of the assets as follows:

              Buildings                   30 years
              Automobiles                  5 years
              Furniture and fixtures     3-5 years

         Accounts Receivable

         The Company incurs receivables for oil and gas production to be received from the operator of the properties. As such, the Company is subject to the risk of loss from uncollectible accounts due to economic conditions and other factors.

         The Company has not provided an allowance for doubtful accounts.  The majority of the Company's receivables are from related parties and all receivables considered doubtful have been charged to current operations. It is management's opinion that no additional material amounts are doubtful of collection.

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

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Stock Subscriptions

         Stock subscriptions  representing 273,343 and 835,390 shares at
         December 31, 2002 and 2001, respectively, have been recorded for assets received or consulting agreements entered where the shares had not been issued at December 31, 2002 or 2001, respectively.

         Basic Loss Per Common Share

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

         Financial Instruments

         Financial instruments consist principally of cash, investments, accounts receivable - trade, accounts receivable - related parties, deposits, accounts payable, accounts payable - related party and notes payable - related party. Recorded values approximate fair values due to the short maturities of these instruments. In addition, the interest rate on the notes payable - related party fluctuates with the prevailing prime rate.

         Concentrations of Credit Risk

         The Company regularly maintains its cash in bank deposit accounts hich, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Reclassification

         Certain reclassifications have been made to the 2001 financial statements to conform with the 2002 financial statement presentation.
         Such reclassifications had no effect on income.

         New Pronouncements

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset
         Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning in 2003, but earlier adoption is encouraged. Adoption of the standard will result in recording a cumulative effect of a change in accounting principle in the period of adoption. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
         Associated with Exit or Disposal Activities. SFAS No. 146 liabilities related to an exit or disposal activity will be recognized when the liability has been incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan. The standard is effective for the Company for any exit or disposal activities initiated after December 31, 2002, but earlier adoption is encouraged. The
         Company has not yet determined the impact of this standard upon adoption.

         The FASB has issued SFAS No. 145, Rescission of FASB statements No. 4,
         44, and 64, Amendment of FASB Statement No. 13, and Technical
         Corrections, SFAS No. 147, Acquisitions of Certain Financial
         Institutions, and SFAS No. 148, Accounting for Stock-Based Compensation
         - Transition and Disclosure. The adoption of these standards is not expected to have an impact on the Company's financial statements.

NOTE 3.  INVESTMENTS IN MARKETABLE SECURITIES

         Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At December 31, 2002 and 2001, the investment has an unrealized gain of $40,400 and $80,000, respectively.

         The Company had no sales of investments during 2002 or 2001.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS IN MARKETABLE SECURITIES- continued

Changes in other comprehensive income related to investments for the years ended
December 31 are as follows:

                                                            2002          2001
                                                          _________    _________
         Other comprehensive income
         Holding gain (loss) arising during the period   ($39,600)     $ 80,000
                                                          _________    _________
         Reclassification adjustment                           -        937,500
         Change in unrealized gain (loss) on securities
                available for sale                       ($39,600)   $1,017,500

NOTE 4.  OTHER FIXED ASSETS

Other fixed assets are comprised of the following at December 31:

                                                            2002          2001
                                                         _________    _________
         Buildings                                       $290,000          $ -
         Autos                                             61,000        61,000
         Furniture and fixtures                             3,966         2,758
                                                         _________    _________
                                                          354,966        63,758
         Less accumulated depreciation                    (44,372)      (30,547)
                                                         _________    _________
                                                         $310,594       $33,211

NOTE 5.   LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                            2002          2001

         Unsecured note payable to the Company's majority
         shareholder  bearing interest at prime plus 2%
         6.5% at December 31, 2002). Subsequent to year
         end, the date interest and principal are due was
         amended to January 2004.                        $277,057      $277,057

         Unsecured note payable to a company related
         through common ownership bearing interest at
         prime plus 2% (6.5% at December 31, 2002).
         Subsequent to year end, the date interest
         and principal are due was amended to January
         2004.                                          2,267,700     1,499,700

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT - continued

                                                            2002          2001

         Note payable to an individual for the purchase of
         real estate in Israel. The note does not bear
         interest and does not have stated repayment terms.
         $190,000 was paid subsequent to year end.        190,000            -
                                                       __________    __________
                                                       $2,734,757    $1,776,757
              Less current portion                        190,000            -
                                                       __________    __________
                                                       $2,544,757    $1,776,757

         Interest expense of $152,151 and $102,250 were recorded on the related party notes for the years ended December 31, 2002 and 2001, respectively.

         Total borrowings available at December 31, 2002 under the above notes is approximately $255,000.

NOTE 6.  RELATED PARTY TRANSACTIONS

         Effective January 1, 2000, the Company entered into agreements with a company related through common ownership whereby the Company rents office space from the related party and provides management and general and administrative services to the related party. The Company pays rent of $350 per month and receives $3,000 per month for the management and general and administrative services. The amounts received are recorded as a reduction of general and administrative expenses in the accompanying financial statements. The amended agreement was effective through December 31, 2001, however, the agreements continued through the year ended December 31, 2002 on a month to month basis.

         Accounts receivable - related party and accounts payable - related party at December 31, 2002 and 2001 consist of amounts due or payable from the items above.

         A company related through common ownership also collects net oil and gas revenues from a majority of the Company's properties and remits the funds to the Company. In addition, the Company has entered into an agreement with the related company whereby the Company receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through
         December 31, 2002.

         Also included in accounts payable - related party are advances and payments made on behalf of the Company by the related party. This related party owned two licenses that provided for the right to drill for oil and gas in the Dead Sea area of Israel. While the Company does not own the rights in Israel, it was intended that the Company would benefit from the well to be drilled either through a business

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6.  RELATED PARTY TRANSACTIONS - continued

         combination or some other arrangement. During 2001, the related party lost the licenses in the Dead Sea area of Israel.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company paid interest to related parties of $44,601 and $74,934 in
         2002 and 2001, respectively. No income taxes were paid during the years ended December 31, 2002 or 2001.

         Noncash investing and financing activities for the years ended December
         31, 2002 and 2001 are as follows:

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
         the date of issuance.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION - continued

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

         In July 2002, the Company issued 750,000 shares of its common stock for
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
         Deferred consulting of $17,200 was recorded based on the average stock price on the date of issuance.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION - continued

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
         Deferred consulting of $4,830 was recorded based on the average stock price on the date of issuance.

         In October 2002, the Company issued 70,000 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance.

         In October 2002, the Company issued 235,000 shares of its common stock to an individual related to the majority owner for consulting services to be rendered over a period of time related to the oil and gas activities of the Company. Deferred consulting of $81,075 was recorded based on the average stock price on the date of the agreement.

         In October 2002, the Company issued 62,300 shares of its common stock for professional services rendered. Compensation was recorded based on the date services were performed.

         In October 2002, the Company issued 146,000 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance

         In November 2002, the Company issued 34,000 shares of its common stock for professional services rendered. Compensation was recorded based on the date services were performed.

         In December 2002, the Company issued 65,000 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of issuance

         In January 2001, the Company issued 85,000 shares of its common stock as a bonus to employees that had been accrued at December 31, 2000.
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

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION - continued

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

                                                      2002      2001

                  Benefit at statutory rates         (34%)     (34%)
                  Losses not providing benefits       34        34

                  Effective rate                      -0-%      -0-%

         The deferred tax assets are comprised primarily of the Company's net operating loss carryforwards and impairment recorded on investments.

                                                        2002        2001

                   Net operating loss carryforward  $2,827,487    $2,077,486
                   Impairment on investments           340,000       340,000
                   Other                                25,950        30,277
                   Less valuation allowance         (3,193,437)   (2,447,763)
                   Net deferred tax asset           $       -     $       -

         The Company's net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

                    Year Expiring

                        2011           $   977
                        2012             1,549
                        2018           103,820
                        2019         1,990,843
                        2020         1,515,185
                        2021         2,497,880
                        2022         2,205,884

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES - continued

         The net changes in the valuation allowance during 2002 and 2001 are as follows:

                                                     2002               2001

                 Balance at beginning of year    ($2,447,763)      ($1,255,541)
                 Balance at end of year           (3,193,437)       (2,447,763)

                 Net change                        ($745,674)      ($1,192,222)

NOTE 9.  STOCKHOLDERS' EQUITY

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

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY - continued

                            Value
Date           Number of     Per
Issued           Shares     Share     Consideration Received          Basis for Valuation

09/01/99         30,500      2.00    Cash

09/01/99         20,000      1.75    Cash

11/30/99          1,000      1.20    Services provided              Closing stock price on date
                                                                    of authorization by
                                                                    Board of Directors

11/30/99          5,079      1.32    Services provided              Average stock price during
                                                                    period of service

11/30/99         80,000      1.20    Marketing activities           Closing stock price on
                                     in Israel                      date of authorization by
                                                                    Board of Directors

12/01/99        332,500      2.00    Cash

12/17/99         15,000      2.00    Future consulting services     Stock price of common stock
                                     over twenty four months        in private offering
                                     to an outside contractor for
                                     telecommunications support

12/31/99        156,800      2.00    Cash

03/21/00        100,000      1.24    Future consulting services     Average stock price on day
                                                                    as a retainer for legal of
                                                                    agreement services from the
                                                                    Company's attorney

03/21/00        100,000      1.24    Future consulting services     Average stock price on day
                                     from Curtis Swanson for        of agreement
                                     six months of assistance
                                     with SEC filings

03/24/00        780,488      1.28    1,000,000 common shares        Closing stock price on day of
                                     of Restaurant Teams Int'l      agreement
                                     Inc.

03/31/00         40,000      1.45    Services provided              Closing stock price on date of
                                                                    authorization by
                                                                    Board of Directors

06/30/00         11,725      1.23    Services provided              Average stock price during period
                                                                    of service

07/01/00        250,000      0.83    Future consulting services     Average stock price on date
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
                                     from two directors for         of issuance
                                     six months of assistance
                                     with the drilling of the
                                     Israeli wells.

12/15/00        10,870       0.92     Cash

1/9/01          50,000       0.86     Services provided             Average stock price on date
                                                                    of issuance

1/9/01         150,000       0.86     Future consulting services    Average stock price on date
                                      as a retainer for legal       of issuance
                                      services

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY - continued

                            Value
Date           Number of     Per
Issued           Shares     Share     Consideration Received          Basis for Valuation

1/30/01         85,000       0.94     Services provided             Average stock price on date
                                                                    of authorization by
                                                                    Board of Directors

3/14/01          5,000       0.64     Charitable donation           Average stock price on date
                                                                    of issuance

3/23/01        100,000       0.64     Future consulting services    Average stock price on date
                                      as a retainer for legal       of issuance
                                      services

6/8/01         400,000       1.44     Lawsuit settlement and        Stock price on settlement date
                                      future legal services

8/22/01        150,000       1.07     Three year consulting         Average stock price on date
                                                                    agreement with employee of issuance

8/22/01         41,099       1.02     Services provided             Average stock price during period
                                                                    of service

8/30/01         70,306       1.12     Services provided             Average stock price on date of issuance

9/5/01         200,000       1.06     Future consulting services    Average stock price on date of issuance

9/5/01          26,800       1.06     Services provided             Average stock price on date of issuance

10/11/01        67,000       1.03     Services provided             Average stock price on date of issuance

10/29/01       100,000       0.96     Future consulting services    Average stock price on date
                                      related to acquisition        of issuance
                                      of oil and gas properties

1/3/02         400,000       0.98     Future consulting services    Average stock price
                                      related to raising capital    on date of approval by
                                                                    Board of Directors

1/3/02          50,000        0.71    Future consulting services    Average stock price
                                                                    on date of issuance

1/30/02         85,000        0.73    Services provided             Average stock price on date
                                                                    of approval by Board of Directors

2/7/02          50,000        0.72    Future legal consulting       Average stock price
                                                                    on date of
                                                                    services issuance

2/20/02        145,615        0.62    Unproved oil and gas lease    Average stock price
                                                                    on date of issuance

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY - continued

                            Value
Date           Number of     Per
Issued           Shares     Share     Consideration Received          Basis for Valuation

3/7/02          30,000        0.59    Future legal consulting       Average stock price
                                      on date of services           issuance

3/7/02         27,000         0.59    Future consulting services    Average stock price
                                      date of related to            on  issuance
                                      oil and gas properties

4/19/02       275,000         0.42    Lawsuit settlement            Average stock price
                                                                    on date of settlement

5/1/02         41,665         0.35    Legal services provided       Average stock price
                                                                    on date of issuance

5/17/02        15,700         0.35    Services provided             Average stock price on date
                                                                    of issuance

5/30/02        15,500         0.34    Services provided             Average stock price on date
                                                                    of issuance

5/30/02        60,000         0.34    Future consulting services    Average stock price
                                      date of related to oil        on issuance
                                      and gas properties

6/6/02         22,830         0.37    Legal services provided       Average stock price
                                                                    on date of issuance

6/7/02         10,000         0.36    Future consulting services    Average stock price
                                                                    on date of issuance

6/18/02        71,000         0.36    Future legal consulting       Average stock price
                                      services                      on date of approval

7/12/02        16,700         0.58    Legal services provided       Average stock price
                                                                    on date of issuance

7/18/02       750,000         0.36    Future consulting services    Average stock price
                                      date of related to raising    on agreement
                                      capital

8/1/02         20,000         0.45    Legal services provided       Average stock price
                                                                    on date of issuance

8/8/02         50,000         0.43    Services provided by a        Average stock price
                                      date of related party for     on  issuance
                                      the oil and gas properties

8/13/02        27,000          0.41   Legal services provided       Average stock price
                                                                    on date of issuance

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY - continued

                            Value
Date           Number of     Per
Issued           Shares     Share     Consideration Received          Basis for Valuation

8/27/02        43,000          0.40    Future consulting services   Average stock price
                                       date of related to oil       on issuance
                                       and gas properties
                                       approval by Board of Directors

9/5/02         58,823          0.38    Legal services provided      Average stock price
                                                                    on date of issuance

9/27/02        14,000          0.35    Future consulting services   Average stock price
                                       date of related to oil       on issuance
                                       and gas properties

10/1/02        70,000          0.35    Legal services provided      Average stock price
                                                                    on date of

10/10/02      235,000          0.35    Future consulting services   Average stock price
                                       date of provided by a        on agreement
                                       related party for the
                                       oil and gas properties

10/10/02       62,300          0.37    Legal services provided      Average stock price
                                                                    on date of issuance

10/21/02      146,000          0.33    Legal services provided      Average stock price
                                                                    on date of issuance

11/12/02      369,421          0.29    Cash

11/21/02      374,038          0.30    Cash

11/27/02       34,000          0.37    Legal services provided      Average stock price
                                                                    on date of issuance

12/2/02        65,000          0.35    Legal services provided      Average stock price
                                                                    on date of issuance

12/11/02      352,281          0.26     Cash

         Since the Company reentered the development stage, 3,590,000 shares of its common shares have been issued for consulting services. The agreements provide for services to be performed over a fixed time period or for a specific dollar amount based on the price for which the shares can be sold.  The shares issued were valued at the stock prices at the time of the agreements. Each agreement specifies the time period for which services will be rendered and whether there are any renewal provisions. The value of the stock issued has been recorded as deferred consulting in shareholders equity and is being recognized as an expense over the time period of the services rendered. At December 31, 2002 there were no outstanding deferred consulting agreements.

                         NESS ENERGY INTERNATIONAL, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY - continued

         On April 23, 2002, the Company entered an agreement whereby, up to
         50,000,000 shares of the Company's common stock can be sold to provide capital.  Under the agreement, the Company may exercise a put by the delivery of a put purchase notice to the purchaser.  The number of shares to be issued is determined by dividing the amount specified in the put purchase notice by the purchase price determined during a pricing period.  The purchase price is 96% of the average of the three lowest closing bid prices of the Company's common stock during the five trading days of the specified pricing period.

         During 2002, the company received $310,164 for the issuance of
         1,095,740 shares of the Company's common stock under the agreement.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         At December 31, 2002, the Company was party to one lawsuit. It was filed by a party who claimed that they were due a commission on a rig transaction. Plaintiffs seek $325,000 plus attorney fees. Management intends to actively assert its legal defenses and believes Plaintiffs are not entitled to any remedy from the Company. Additionally, in 2002, the Company settled a lawsuit filed by a shareholder. The Company agreed to issue 275,000 shares of unrestricted common stock in exchange for the release of all claims made by the Plaintiff.

         The Company leases office equipment under an operating lease arrangement. Future minimum rent payments required under noncancelable leases in effect at December 31, 2002 are as follows:

                        2003     3,048
                        2004     3,048
                        2005     1,778
                              ___________
                                $7,874

         Total lease expense during the years ended December 31, 2002 and 2001 was $2,159 and 2,897, respectively.

NOTE 11. MAJOR CUSTOMERS

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

NOTE 12. CHANGE IN CONTROL

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

Estimates of petroleum reserves have been made by an independent engineer. The valuation of proved reserves may be revised in the future on the basis of new information as it becomes available. Estimates of proved reserves are inherently imprecise.

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

                                                        Petroleum     Natural
                                                         Liquids        Gas
                                                          (Bbls)       (Mcf)

    December 31, 2002 - proved developed reserves           -        159,554
    December 31, 2002 - proved reserves                     -        215,804

    December 31, 2001 - proved developed reserves           -        107,990
    December 31, 2001 - proved reserves                     -        248,800

    December 31, 2000 - proved developed reserves           -        119,090
    December 31, 2000 - proved reserves                     -        259,900

                                                        Petroleum     Natural
                                                         Liquids        Gas
                                                          (Bbls)       (Mcf)

    Reserves at December 31, 2000                           -        259,900
       Revisions of previous estimates                      -         (5,613)
       Production                                           -         (5,487)

    Reserves at December 31, 2001                           -        248,800
    Revisions of previous estimates                         -        (95,897)
    Production                                              -         (7,099)
    Purchase of reserves in place                           -         70,000

    Reserves at December 31, 2002                           -        215,804

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended
December 31, 2002 and 2001 is as follows:

                                          2002            2001

     Future cash inflows                $ 747,600       $  561,270
     Future production costs             (282,090)        (209,250)
     Future development costs             (92,500)        (193,000)
     Future income tax expense                 -                -

     Future net cash flows                373,010          159,020
     10% annual discount                  153,480           90,890

     Standardized measure of
       discounted future cash flows     $ 219,530       $   68,130

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2002 and 2001 are as follows:

                                                       2002            2001

     Change in sales price and production costs      $ 121,898      ($332,786)
     Change in estimated future development costs       41,352          1,429
     Sales of oil and gas, net of production costs     (13,199)       (13,945)
     Purchase of reserves in place                      71,851             -
     Accretion of discount                               6,813         40,571
     Net change due to revision in quantity estimates  (64,364)        (4,539)
     Other                                              (9,951)       (28,310)
                                                    ____________    ____________
                                                     $ 154,400      ($337,580)

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

                                                       2002          2001

    Unproved properties                             $159,213      $315,529
    Proved properties                                217,686       142,686
    Accumulated depletion and depreciation           (82,010)      (74,556)

       Net capitalized costs                        $294,889      $383,659

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the years ended December 31, 2002 and 2001 are as follows:

                                                       2002          2001

       Property acquisition costs - unproved        $159,213      $315,529
       Property acquisition costs - proved            75,000            -
       Exploration and development costs                  -             -

       Total                                        $234,213      $315,529

Results of oil and gas operations in the aggregate for the years ended December
31, are as follows:
                                                       2002          2001

    Revenues                                         $21,237       $20,683
    Compression expense                               (1,291)         (931)
    Production costs                                  (6,747)       (5,807)
    Exploration expense                                   -             -
    Depreciation, depletion and impairment            (7,454)      (53,523)
    Income taxes                                          -              -

     Net oil and gas income (loss)                    $5,745      ($39,578)

