Form 10-Q
period 2003-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2003-05-16
CIK 353634

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB
(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2003

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
incorporation organization)                               Idenitfication No.)

    4201 East Interstate 20, Willow Park, Texas            76087
     (Address of Principal Executive Offices)                      (ZipCode)

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

   As of May 13, 2003, the Registrant had 93,918,135 shares of common stock issued and outstanding.
   Transitional Small Business Disclosure Format (check one): Yes No X .

                             TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION                                  PAGE

 Item 1.  financial statements

       BALANCE SHEETS AS OF March 31, 2003 & DECEMBER 31,2002..................3

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            FOR THE THREE MONTHS ENDED
            MARCH 31, 2003 AND MARCH 31, 2002
            AND FOR THE PERIOD FROM JANUARY 1, 1998
            (RE-ENTERING DEVELOPMENT STAGE)
            THROUGH mARCH 31, 2003.............................................5

            STATEMENTS OF CHANGES IN
            STOCKHOLDERS' EQUITY...............................................6

            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED
            MARCH 31, 2003 AND MARCH 31, 2002,
            AND FOR THE PERIOD FROM JANUARY 1, 1998
            (RE-ENTERING DEVELOPMENT STAGE)
            THROUGH MARCH 31, 2003.............................................7

            NOTES TO FINANCIAL STATEMENTS...................................8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................11

     ITEM 3.  CONTROLS AND PROCEDURE.......................................14

   PART II - other information

    item 4.  SUBMISSION OF MATTERS TO A VOTE

   PART I -FINANCIAL INFORMATION

    ITEM 1.  FINANCAL STATEMENTS.

                        NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                               BALANCE SHEETS

                                                     3/31/03            12/31/02
                                                  (unaudited)
ASSETS

CURRENT ASSETS

 Cash                                             $   476,566         $   73,041
 Accounts receivable - trade                           12,202              6,592                                                                                                12,202              6,562
 Accounts receivable - related parties                221,563             33,891                                                                                             221,563             33,891
 Deposits                                               3,000              3,000                                                                                                3,000              3,000
 Investments - available for sale                      43,400             40,400
                                                      =======            =======
 Total current assets                                 756,731            156,894

PROPERTY AND EQUIPMENT

 Property and equipment, net                          306,508            310,594                                                                                                                         306,508            310,594

 Oil and gas properties -
 full cost method
 Oil and gas properties, unproved                     159,213            159,213                                                                                                        159,213            159,21
 Oil and gas properties, proved                       217,686            217,686                                                                                            217,686            217,686
 Less accumulated depreciation and depletion           86,537             82,010
                                                      =======            =======
 Total oil and gas properties                         290,362            294,889

 Total property and equipment                         596,870            605,483

TOTAL ASSETS                                     $  1,353,601        $   762,377
                                                 ============        ===========

LIABILITIES AND STOKCHOLDERS' EQUITY (DEFICIT)

LIABILITIES
 Accounts payable and accrued expenses           $     41,996        $    16,639
 Accounts payable - related party                      53,738             78,960                                                                                              53,738             78,960
 Current portion - long term debt                        -               190,000
                                                 ____________        ___________
 Total current liabilities
                                                       95,734            285,599

     LONG TERM DEBT
                                                    2,693,457          2,544,757

TOTAL LIABILITIES                                   2,789,191          2,830,356

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $0.10 par value
 10,000 shares authorized, none issued                  -                  -                                                                                            -                  -
 Common stock, no par; 200,000,000
 shares authorized;

61,771,108 shares issued and
outstanding 12/31/02

65,633,759 shares issued and
outstandIng 3/31/03                                12,062,866         10,963,319

Retained deficit prior to reentering
 development stage - January 1, 1998              (2,630,233)        (2,630,233)

Deficit accumulated since reentering
development stage - January 1, 1998              (10,938,076)       (10,540,229)

Stock subscriptions                                    34,697             98,764
Deferred consulting                                         (                -
                                                       8,244)
Accumulated other comprehensive income                 43,400             40,400

Total stockholders' equity (deficit)               (1,435,590)       (2,067,979)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                    $  1,353,601        $  762,377

                        NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                              FOR THE THREE MONTHS
                        ENDED MARCH 31, 2003 AND 2002
(Unaudited)

                                                                                       Cumulative
                                                                                         Amounts
                                                                                          Since
                                                                                       Reentering
                                                                                       Development
                                                   Three Months                           Stage
                                                       Ended
                                                     18-Mar                            January 1,
                                                      2003              2002              1998
REVENUES

  Oil and gas revenues                            $   23,899        $    2,382        $    136,347

EXPENSES
  Lease operating expenses                             4,357               993              32,998
  Production taxes                                     1,733               161               9,934
  Compression expenses                                   702               231              12,222
  Depreciation and depletion                          10,129             6,495             136,511
  Litigation settlement                                    -           115,500           1,508,400
  General and administrative                         364,782           551,606           8,070,986

  Total operating expenses                           381,703           674,986           9,771,051

  Operating loss                                   (357,804)         (672,604)         (9,634,704)

  Interest expense - related party                  (40,524)          (34,536)           (312,110)

  Impairment of investments -                           -                 -            (1,000,000)
  available for sale

  Other income                                           481               110              8,738

  Net loss before income taxes                     (397,847)         (707,030)        (10,938,076)

  Income tax benefit
                                                        -                 -                   -

NET LOSS                                          ($397,847)        ($707,030)       ($10,938,076)

  Other comprehensive income
  (losss), net of tax

  Unrealized gain (losses)
  on investments                                  $    3,000         ($64,800)        $     43,400

Comprehensive loss                                ($394,847)        ($771,830)       ($10,894,676)
                                                  ===========     ============       ==============

Net loss per weighted average share               $    (0.01)    $      (0.01)       $        (0.20)
                                                  ==========     ==============      ===============

Weighted average shares outstanding               64,121,105         58,378,090           55,421,955
                                                  ==========     ==============      ===============

                                        4

                        NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                 (Unaudited)

                                                 Accumulated
                                               Deficit Deficit
                                                Prior to Since
                                              Reentering Reentering
                                                  Development                                              Accumulated
                                                          Stage           Stage           Other
                                   Common Stock         January 1,      January 1,     Comprehensive           Deferred
                              Share          Amount       1998            1998            Income   Subscriptions

BALANCE,        3000
 December 31, 1997                                $            ($               $               $          $              $
                         35,809,356       2,630,233    2,630,233)               -               -          -              -             -

 Issuance of common
 stock                   25,961,752       8,333,086             -               -               -          -      2,944,405)

Recognition of
services performed
for common
stock                             -               -             -               -               -          -       2,944,405

Net loss                                                                        (
                                  -               -             -     10,540,229)          40,400     98,764               -

BALANCE,
December 31,                                      (             (
2002                     61,771,108      10,963,319     2,630,233)    10,540,229)          40,400     98,764               -

Issuance of common
stock for employee
bonuses
                            50,000           14,500              -              -               -          (               -
                                                                                                     14,500)
Issuance of common
stock for future
services                                                                                                                   (
                           110,000           34,100              -              -               -          -         34,100)
Issuance of common
stock for oil and
gas property               153,219           48,264              -              -               -          (              -
                                                                                                     48,264)
Issuance of common
stock for
services                   448,700          145,652              -              -               -          (              -
                                                                                                      1,303)
Issuance of common
stock for
cash                     3,100,732          857,031

Recognition of
services performed
for common stock                 -                -             -               -                -         -          25,856

Net appreciation of
securities available
for sale
                                 -                -             -               -            3,000         -               -
 Net loss
                                 -                -             -               (                -         -               -
                                                                         397,847)

BALANCE,
March 31, 2003                                    $            ($              ($                $         $              ($
                        65,633,759       12,062,866    2,630,233)     10,938,076)           43,400    34,697          8,244)
                       =====================================================================================================

                                        5

                      NESS ENERGY INTERNATIONAL, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (Unaudited)

                                                                                             Cumulative
                                                                                              Amounts
                                                                                                Since
                                                                                             Reentering
                                                                                             Development
                                                                                                Stage
                                                                                              January 1,
                                                2003                    2002                    1998
                                            ------------------------------------------------------------------

NET CASH USED IN
OPERATING ACTIVITIES                       ($  223,083)          ($  244,207)              $  (4,285,490)

CASH FLOWS FROM
INVESTING ACTIVITIES

 Purchase of other fixed assets           (1,516)                -                  (201,151)
                                          --------------------------------------------------------------------
 Cash used in investing activities        (1,516)                -                  (201,151)

CASH FLOWS FROM FINANCING ACTIVITIES

 Payment of offering costs                        -                    -                  (39,031)
 Proceeds from borrowings -
 related party                                 148,700                220,100                   2,693,457
 Payments on debt                         (190,000)                -                  (190,000)
 Proceeds from issuance of
 common stock                                  669,424                 -                        2,498,781
                                         -----------------------------------------------------------------------
 Cash provided by financing activities         628,124                220,100                   4,963,207

 Change in cash for period                     403,525          (24,107)                     476,566

CASH, BEGINNING OF PERIOD                       73,041                 45,463                        -
                                        -------------------------------------------------------------------------
CASH, END OF PERIOD                        $   476,566          $      21,356            $        476,566
                                        ==========================================================================

                                        6

                        NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.    UNAUDITED INFORMATION

The balance sheet as of March 31, 2003 and the statements of operations for the three month periods ended March 31, 2003 and March 31, 2002 were taken from the
Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and March 31, 2002.

NOTE 2.    BASIS OF PRESENTATION

The condensed financial statements of Ness Energy International, Inc. (the
"Company") as of March 31, 2003 and March 31, 2002 have been prepared by the
Company, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Company is a developmental stage company whose primary focus is the development of oil and gas projects in Israel, and the United States.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.
However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The notes to the condensed financial statements should be read in conjunction with the notes to the financial statements at December 31, 2002 contained in the Form 10-KSB filed on
March 31, 2003.Company management believes that the disclosures are sufficient for interim financial reporting purposes.

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

NOTE 4.    ACCOUNTS RECEIVABLE - RELATED PARTIES

Included in accounts receivable - related parties is $187,607 due from a purchaser of Ness common stock through the SB-2 Registration issued on March 31,
2003. This amount was collected on April 1, 2003.

NOTE 5.    INVESTMENTS IN SECURITIES

Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific identification method.

The Company did not sell any securities during the three months ended March 31,
2003 or 2002. A permanent decline in value was recorded in the second quarter of
2001 resulting in a $1,000,000 loss recorded in the statement of operations.
Prior to December 31, 2001, the investment was relisted and resumed trading. The investment has been recorded at fair value at March 31, 2003 and 2002. All changes in fair value have been recorded as a change in other comprehensive income and recorded as a component of equity in the financial statements.

The Company has $43,400 in  investment  securities  classified  as available for sale at March 31, 2003.

NOTE 6.    LONG TERM DEBT

The Company has notes payable as follows also see NOTE 10.

Note 1
                                            at March 31, 2003          at March 31, 2002
              Payable to:                   Hayseed Stephens                 Hayseed Stephens
              Amount:                       $300,000                         $300,000
              Outstanding Balance:          $277,057                         $277,057
              Accrued Interest:             $  4,297                         $  8,282
              Interest Rate:                Prime Rate +2%                   Prime Rate +2%
              Due Date:                     April 1, 2004                    April 1, 2003
              Collateral:                   Unsecured                        Unsecured

The interest is included in accounts payable related party and is paid on a current basis. Hayseed Stephens sold some of the Ness Energy stock that he owns and loaned the proceeds to the Company to use for operations also see NOTE 10.

Note 2

                                             at March 31, 2003        at March 31, 2002
              Payable to:                   Hayseed Stephens Oil, Inc.       HSOI
                                            ("HSOI)
              Amount:                       $2,500,000                       $ 2,000,000
              Outstanding Balance:          $2,416,400                       $ 1,719,800
              Accrued Interest:             $  138,884                       $    61,874
              Interest Rate:                Prime Rate +2%                   Prime Rate +2%
              Due Date:                     April 1, 2004                    April 1, 2003
              Collateral:                   Unsecured                        Unsecured

The interest is included in accounts payable related party and is paid on a current basis. HSOI sold some of the Ness Energy stock that it owns and loaned the proceeds to the Company to use for operations.

NOTE 7.    LITIGATION SETTLEMENT

In October 2001, a complaint was filed in the District Court of Harris County,
Texas demanding relief from Ness's refusal to allow the restriction be removed from 1,000,000 shares of its common stock and other damages. (Petty
International Development Corporation (PIDC) vs Ness Energy International and
Fidelity Transfer Company, Case No. 2001-46741). In April 2002, a settlement was reached in this case whereby Ness agreed to release 275,000 shares and PIDC returned 725,000 shares to the transfer agent.

NOTE 8.    NONCASH INVESTING AND FINANCING ACTIVITIES:

Noncash investing and financing activities for the three months ended March 31,
2003 and 2002 are as follows:

              In January 2003, the Company issued 50,000 shares of its common stock as a bonus to employees that had been accrued at December 31, 2002.
              Compensation was recorded based on the average stock price on the date the bonus was approved.

              In January 2003, the Company issued 153,219 shares of its common stock for the purchase of an unproved oil and gas lease. The amount recorded as property was based on the average stock price on the date of the lease agreement.

              In January 2003, the Company issued 281,700 shares of its common stock for professional services rendered.Compensation was recorded based on the average stock price on the date of approval by the
              Board of Directors.

              In February 2003, the Company issued 110,000 shares of its common stock for professional services to be rendered over a period of time.
              Deferred consulting of $34,100 was recorded based on the average stock price on the date of approval by the approval by the Board of Directors.

              In February 2003, the Company issued 43,000 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of approval by the
              Board of Directors.

              In March 2003, the Company issued 124,000 shares of its common stock for professional services rendered. Compensation was recorded based on the average stock price on the date of approval by the
              Board of Directors.

              In January 2002, the Company issued 400,000 shares of its common stock for professional services rendered over a period of time that had been included in stock subscriptions at December 31, 2001.
              Deferred consulting of $390,000 was recorded based on the average stock price on the date of approval.

              In January 2002, the Company issued 50,000 shares of its common stock for professional services to be rendered over a period of time that had been included in stock subscriptions at December 31, 2001.
              Deferred consulting of $35,250 was based on the average stock price on the date of issuance.

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
              Deferred consulting of $15,595 was recorded based on the average stock price on the date of issuance.

NOTE 9.   RELATED PARTY TRANSACTIONS

             Effective January 1, 2003 the Company entered into agreements with a company related through common ownership whereby Ness rents office space from the related company for $1,000 per month and provides management and administrative services to the related party for $1,000 per month. The amounts received are recorded as a reduction of general and administrative expenses.
This agreement is effective through December 31, 2003.

             Accounts receivable - related party and accounts payable -related party at March 31, 2003 and December 31, 2002 consist of amounts due or payable from these items.

             A company related through common ownership also collects oil and gas revenues from a portion of Ness's properties and remits the funds to
Ness. In addition, Ness entered into an agreement with this related company whereby Ness receives $1,650 per month for management accounting and general office services. This amount is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2003.

             Also, Ness received amounts loaned from a majority stockholder a detailed in Note 6 above.

NOTE 10.     SUBSEQUENT EVENTS

         Subsequent to March 31, 2003, in April, 2003, the Company issued a total of
10,179,510 shares to Hayseed Stephens Oil, Inc.(HSOI) and a total of 1,133,013 shares to Hayseed Stephens, by determination of the Board of Directors of our
Company with Mr. Stephens abstaining from the discussions and voting, to replace the shares sold by HSOI and him to advance money to the Company in the past.
Upon delivery of these shares, anticipated to be done this month when he returns from company business in Israel, the Company, with his cooperation, will cancel the debt on our books to HSOI and him relating to the advances given the replacement of the shares and the condition that he, for himself and HSOI, confirm a settlement of the matter.

        Subsequent to March 31,2003, our company acquired two related companies,
Energy International,INC., a Texas corportion ("Hesed"), and Ness of Texas
International, INC., a Texas corportion ("TexasNess"), utilizing our stock, for a certificate of a total of 3,841,200 shares of our stock delivered to TexasNess.
The majority shareholder of both acquisitions is Mr. Hayseed Stephens, who abstained from the Board discusions and voting. The business of both acquisitions, oil and rules and regulations. The notes to the condensed financial statements should be read in conjuunction with the notes to the financial statements at
December 31, 2003 contained in the Form 10-KSB filed on March 31,2003.
Company management believes that the disclosures are sufficient for interim financial reporting purposes.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

         Prior to October 1997, Ness had been dormant for approximately twelve years. On October 8, 1997 management entered into an agreement whereby Hayseed
Stephens would take over operations and control of the the company in exchange for oil and gas properties. This was approved by the board of directors of the then named Kit Karson Corporation and change of control occurred on December 22,
1997. In July 1999, the Company changed its name from Kit Karson Corporation to
Ness Energy International, Inc. ("Ness").

         The Company is in the development stage and is continuing with its plan of exploration for and development of oil and natural gas primarily in Israel, but also in Texas. The Registrant continues to diligently search for capital to drill in Israel and in Texas. President and CEO Hayseed Stephens travels to
Israel monthly to further Ness's commitment to continue its effort to drill for oil and gas there.

         The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Results of Operations.

( a )    Comparison of the three month periods ended March 31, 2003 and March 31, 2002.

         Revenues.

         Operating revenues for the three month period ended March 31, 2003 were
$23,899 with an operating loss of $357,804. Operating revenues for the three month period ended March 31, 2002 were $2,382, a 903% increase from 2002, with an operating loss of $672,604. The 903% increase in revenue is the combined result of a 16% decrease in natural gas production from the Greenwood Field owned in both periods and $18,499 or 264% increase from leases in the Moby Dick
Field not owned until November 2002. Also contributing to the revenue increase was a 189% increase in natural gas prices from $1.92 per MCF in 2002 to $5.54 in
2003.

         Costs and Expenses.

         Costs for the three month period ended March 31, 2003 increased by
$5,407 or 390% to $6,792 as compared to $1,385 for the corresponding period ended March 31, 2002. This increase is almost entirely due to the volume from the new Moby Dick Field acquired in November 2002. Litigation settlement reflects the resolution of a legal matter in 2002.( See Part II, Item 1.
Legal Proceeding) General and Administrative expenses decreased by 34% to
$364,782 as compared to  $551,606 in 2002. Them decrease in these expenses is the combined result of lower salary cost due to less personnel, decreased professional services and  travel expense due to an effort to reduce expenses.

         Depreciation and depletion.

         Depreciation and depletion increased by 56% to $10,129 in the first quarter of 2003 from $6,495 in the same period in 2002. This was the result of higher depletion expense from the new wells in the Moby Dick Field and the addition of property in Isael purchased in the last quater of 2002.

         Net Loss

         The Registrant had a net loss for the three months ended March 31, 2003 of $397,847 compared to net loss of $707,030 for the same period in 2002, representing ($0.01) and ($0.01) per share respectively. The decreased net loss of $309,183 is mainly the combined result of lower general and administrative expense, in 2003, and the legal settlement in 2002, both discussed above.

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

Liquidity and Capital Resources.

         Ness has a 25 % working interest in gas wells in the Greenwood area of
Parker County, Texas and a 50% working interest in gas wells in the Moby Dick
Field in Parker County, Texas. Revenue is currently limited to a small amount due to low production from these wells. In the three months ended March 31,
2003, Ness received $148,700 from an increase in debt and $669,424 from the sale of common stock relating to its SB-2 Registration. The company is heavily dependent on (1) sales of common stock through its SB-2 Registration and (2) compensation for services through the issuance of stock until alternative financing can be arranged. During the first quarter of 2003, Ness received services valued at
$171,508 and will receive future services of $8,244 in 2003 in exchange for
532,106 shares and 26,594 shares of its common stock respectively. The company also issued approximately 153,000 shares of common stock for oil and gas property.

Forward Looking Statements.

         The foregoing Plan of Operation contains "forward looking statements"
within the meaning of Rule 175 of the Securities Act of 1933, as amended, and
Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued
growth in the Registrant's markets, projections, and anticipated trends in the
Registrant's business and the industry in which it operates. The words
"believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the
Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the
Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registran's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 3.    CONTROLS AND PROCEDURES

             As of March 31, 2003 an evaluation was performed under the supervision and with the participation of the company's management including the CEO and the
CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the company's internal controls or in other factors that could significantly effect internal controls subsequent to March
31, 2003.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Equity Securities Sold Without Registration

          The following securities of the Registrant were sold without registration during the three months ended March 31, 2003:

         (1)   On January 9, 2003, the Company issued 153,219 shares of its common stock for an oil and gas lease. The cost of the lease was recorded at
         $48,264 based on the average stock price on the date of the agreement.

         (2)  On January 31, 2003, the Company issued 50,000 shares of its common stock as a bonus to employees that had been included in stock subscriptions at December 31, 2002. Compensation of $14,500 was recorded based on the average stock price on the date the bonus was approved.

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

                                               Ness Energy International, Inc.

Dated: May 15, 2003                                  By: s/s Hayseed Stephens
                                                            Hayseed Stephens, President

                        CERTIFICATION OF OFFICERS
                    OF NESS ENERGY INTERNATIONAL, INC.
                        PURSUANT TO 18 USC & 1350
                          AS ADOPTED PERSUANT TO
                            SECTION 906 OF THE
                             SARBANES - OXLEY
                                ACT OF 2002

I hereby certify that the accompanying report on Form 10-QSB for the period ended
March 31, 2003, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) or 15(d) of the Securities Exchange
Act of 1934 (the "Report") by Ness Energy International, Inc. fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

s/s  Hayseed Stephens
Hayseed Stephens, President
And Chief Executive Officer

s/s  Bob Lee
Bob Lee, Chief Financial Officer

                               CERTIFICATION
                   SECTION 1350 AS ADOPTED PERSUANT TO
                   SECTION 302 OF THE SARBANES - OXLEY
                               ACT OF 2002

I, Robert E. Lee, Jr., certify that:

      1.  I have reviewed this quarterly report on Form 10-QSB of Ness Energy
          International, Inc.

      2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

     4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
          (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

            (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                 Date"); and

            (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures base on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a.) all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's
                 internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:May 13, 2003                              s/s Robert E. Lee, Jr.
                                                      Robert E. Lee, Jr.
                                                      Chief Financial Officier
                                       18

                                 CERTIFICATION
                       SECTION 1350 AS ADOPTED PERSUANT TO
                       SECTION 302 OF THE SARBANES - OXLEY
                                 ACT OF 2002

I, Hayseed Stephens, certify that:

      1.   I have reviewed this quarterly report on Form 10-QSB of Ness Energy
           International, Inc.

      2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of , and for, the periods presented in this quarterly report;

      4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
           (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

            (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (d)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (e)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
      5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
          (or persons performing the equivalent functions):

            (b.) all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (c)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's
                 internal controls; and

      6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:May 13, 2003                                s/s Hayseed Stephens
                                                        Hayseed Stephens
                                                        President & CEO
                                       19

                               EXHIBIT INDEX
Number                              Description

3.1     Articles of Incorporation, dated January 30, 1979 (incorporated by reference to Exhibit 3.1 of the Form SB-2 filed on July 18, 2000).

3.2     Articles of Amendment of the Articles of Incorporation, dated   April 22,1981
        (incorporated by reference to Exhibit 3.1 of the Form SB-2 filed on July 18, 2000).

3.3     Articles of Amendment of the Articles of Incorporation, dated June 26,1998
        (incorporated by reference to Exhibit 3.1 of the Form SB-2 filed on July 18, 2000).

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
                                       20

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

10.24   Amendment of Promissory Note to Hayseed Stephens dated December 30,
        2002. (incorporated by reference to exhibit 10.24 of the Form 10-KSB filed on March 31, 2003.)

10.25   Amendment of Promissory Note to Hayseed Stephens Oil, Inc.  Dated
        December 30, 2002. (incorporated by reference to exhibit 10.25 of the
          Form 10-KSB filed on March 31, 2003.)

10.26    Amendment of Promissory Note to Hayseed Stephens dated March 25, 2003.

10.27    Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated
        March 25, 2003.

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

Exhibit 10.26

                         AMENDMENT OF PROMISSORY NOTE

                               March 25, 2003

The promissory note dated June 6, 2000 and amended March 21, 2001, September 30,
2001, December 17, 2001, March 28, 2002 and June 28, 2002, September 27, 2002
and December 30, 2002 whereby Hayseed Stephens agreed to loan Ness Energy
International, Inc., up to $300,000.00 at an interest rate of prime plus 2% to be repaid, including interest, in one payment by June 6, 2001 and amended to
October 1, 2003. The interest payment was amended to be paid on a current basis as requested. This amendment is as follows:

The repayment date is extended to April 1, 2004.

All other conditions remain unchanged.

1)  s/s Mary Gene Stephens                 s/s Hayseed Stephens Oil, Inc.
       Witness                                           Hayseed Stephens

2)  s/s Rita Pritchard                        s/s  Bob Lee
       Witness                                       Ness Energy International, Inc.
                                       21

Exhibit 10.27
                         AMENDMENT OF PROMISSORY NOTE

                               March 25, 2003
The promissory note dated September 15, 2000 and amended March 21, 2001, May 8,
2001, September 30, 2001, December 17, 2001, March 28, 2002 and June 28, 2002,
and September 27, 2002, and December 30, 2002 whereby Hayseed Stephens Oil Inc., agreed to loan Ness Energy International, Inc., up to $600,000.00 and amended to
$2,500,000.00, at an interest rate of prime plus 2% to be repaid, including interest, in one payment by September 15, 2001 and amended to October 1, 2003.
The interest payment was amended to be paid on a current basis as requested.
This amendment is as follows.

The repayment date is extended to April 1, 2004.

All other conditions remain unchanged.

1)  s/s  Mary Gene Stephens                      s/s  Hayseed Stephens
       Witness                                               Hayseed Stephens Oil, Inc.

2)s/s Rita Pritchard                             s/s  Bob Lee
       Witness                                             Ness Energy International, Inc.