Form 10QSB
period 2003-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2003-08-20
CIK 353634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY  PERIOD ENDED JUNE 30, 2003

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
           (State or jurisdiction                 (I.R.S. Employer
       of incorporation or organization)         Identification No.)

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
                                                                 Yes [X]  No [ ]

As of August 15, 2003, the Registrant had 95,894,502 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format
(check one):                                                     Yes [ ]  No [X]

                                       1

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. financial statements

        BALANCE SHEETS AS OF June 30, 2003 & DECEMBER 31,2002..................3

        STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2003
        AND JUNE 30, 2002 AND FOR THE PERIOD FROM JANUARY 1, 1998
        (RE-ENTERING DEVELOPMENT STAGE) THROUGH June 30, 2003..................5

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY..........................6

        STATEMENTS OF CASH FLOWS FOR THE SIX  MONTHS ENDED
        JUNE 30, 2003 AND JUNE 30, 2002, AND FOR THE PERIOD
        FROM JANUARY 1, 1998 (RE-ENTERING DEVELOPMENT STAGE)
        THROUGH JUNE 30, 2003..................................................7

        NOTES TO FINANCIAL STATEMENTS..........................................8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

PART II - other information

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                      (unaudited)
                                                       6/30/2003       12/31/2002
                                                    ---------------   ---------------
                                ASSETS

CURRENT ASSETS
  Cash                                              $       936,646   $        73,041
  Accounts receivable - trade                                 3,789             6,562
  Accounts receivable - related parties                      35,397            33,891
  Deposits                                                    3,000             3,000
  Investments - available for sale                           38,800            40,400
                                                    ---------------   ---------------

        Total current assets                              1,017,632           156,894

PROPERTY AND EQUIPMENT

  Property and equipment, net                             1,519,348           310,594

  Oil and gas properties - full cost method
  Oil and gas properties, unproved                          159,213           159,213
  Oil and gas properties, proved                          1,321,440           217,686
  Less accumulated depreciation and depletion             1,042,467            82,010
                                                    ---------------   ---------------

     Total oil and gas properties                           438,186           294,889
                                                    ---------------   ---------------

     Total property and equipment                         1,957,534           605,483

OTHER ASSETS
  Inventory                                                   5,000                -
  Long term note receivable - related party                  74,522                -
                                                    ---------------   ---------------

     Total other assets                                      79,522                -

TOTAL ASSETS                                        $     3,054,688   $       762,377
                                                    ===============   ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable and accrued expenses             $       302,456   $        16,639
  Accounts payable - related party                               -             78,960
  Current portion - long term debt                            7,323           190,000
                                                    ---------------   ---------------

        Total current liabilities                           309,779           285,599

  NOTE PAYABLE - RELATED PARTY                                   -          2,544,757
  NOTE PAYABLE                                               97,886                -

TOTAL LIABILITIES                                           407,665         2,830,356

  CONTINGENCIES                                                  -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.10 par value
     10,000 shares authorized, none issued                       -                 -
  Common stock, no par; 200,000,000 shares authorized;
     61,771,108 shares issued and outstanding 12/31/02
     95,199,789 shares issued and outstandIng 6/30/03    16,707,041        10,963,319
  Common stock subscribed                                    12,125            98,764
  Retained deficit prior to reentering
     development stage - January 1, 1998             (2,630,233)  (2,630,233)
  Deficit accumulated since reentering
     development stage - January 1, 1998             (11,422,610)  (10,540,229)
  Deferred consulting                                (58,100)               -
  Accumulated other comprehensive income                     38,800            40,400
                                                    ---------------   ---------------

        Total stockholders' equity (deficit)              2,647,023   (2,067,979)
                                                    ---------------   ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                    $     3,054,688   $      762,377
                                                    ===============   ===============

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)                                                                                                                                                      Cumulative
                                                                                    Amounts
                                                                                     Since
                                                                                   Reentering
                                                                                   Development
                                  Three Months Ended       Six Months Ended           Stage
                                       June 30,                June 30,             January 1,
                                   2003        2002        2003        2002           1998
                               --------------------------------------------------------------

REVENUES
    Oil and gas revenues       $   20,889   $    2,974   $   44,788    $   5,356   $  157,236

EXPENSES
    Lease operating expenses        5,362        1,110        9,719        2,103       38,360
     Production                     1,894          207        3,627          368       11,828
     Compression expenses             789          225        1,491          456       13,011
    Depreciation and depletion     21,678        2,342       31,807        8,837      158,189
     Litigation settlement             -            -            -       115,500    1,508,400
    General and administrative    470,307      471,573      835,089    1,023,179    8,541,293
                               --------------------------------------------------------------

      Total operating expenses    500,030      475,457      881,733    1,150,443   10,271,081
                               --------------------------------------------------------------

Operating income (loss)          (479,141)    (472,483)    (836,945)  (1,145,087) (10,113,845)

Interest expense - related party (4,713)    (39,533)    (45,237)  (74,069) (316,823)

Interest expense                 (2,473)          -      (2,473)          -   (2,473)
Impairment of investments -
     available for sale                -            -            -            -   (1,000,000)

Other Income                        1,793          465        2,274          575       10,531
                               --------------------------------------------------------------

      Net gain (loss) before
         income taxes            (484,534)    (511,551)    (882,381)  (1,218,581) (11,422,610)

             Income tax benefit        -            -            -            -            -
                               --------------------------------------------------------------

NET LOSS                        ($484,534)   ($511,551)   ($882,381) ($1,218,581)($11,422,610)

Other comprehinsive income,
    net of tax Unrealized
    losses on investments       ($  4,600)   ($  7,900)   ($  1,600) ($   72,700)  $   38,800
                               --------------------------------------------------------------

Comprehensive loss              ($489,134)   ($519,451)   ($883,981) ($1,291,281) ($11,383,810)
                               ==============================================================

Net loss per weighted
     average share               $  (0.01)    $  (0.01)    $  (0.01)  $    (0.02)  $    (0.20)
                                =============================================================

Weighted average shares
     outstanding               89,261,662   58,867,954   76,257,830   58,624,375   56,879,517
                               ==============================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
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
                                                      Reentering       Reentering
                                                      Development     Development      Accumulated
                                                         Stage           Stage            Other
                               Common Stock            January 1,      January 1,      Comprehensive       Stock          Deferred
                          Shares          Amount          1998           1998             Income        Subscriptions     Consulting
                        ------------------------------------------------------------------------------------------------------------
BALANCE,
Decemer 31, 1997        35,809,356     $ 2,630,233  $ (2,630,233)     $     -           $     -          $     -          $     -
  Issuance of common
     stock              25,961,752       8,333,086            -             -                 -                -        (2,944,405)
  Recognition of
     services performed
     for common stock           -               -             -             -                 -                -           2,944,405
  Net loss                      -               -             -    (10,540,229)           40,400           98,764                 -
                        ------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 2002       61,771,108      10,963,319    (2,630,233)  (10,540,229)           40,400           98,764                 -
   Issuance of common
     stock for employee
     bonuses                50,000          14,500            -             -                 -           (14,500)                -
   Issuance of common
     stock for
     future services       450,000         119,500            -             -                 -                -         (119,500)
   Issuance of common
     stock for oil and
     gas property          153,219          48,264            -             -                 -           (48,264)                -
   Issuance of common
     stock for
     services            1,222,395         339,874            -             -                 -           (23,875)                -
   Issuance of common
     stock for cash      5,938,856       1,531,687            -             -                                  -                  -
   Issuance of common
     stock for settlement
     of related party
     loans              11,312,523       2,772,145            -             -                                  -                  -
   Issuance of common
     stock for acquisition
     of related
     companies          14,301,688         917,752
   Recognition of
     services performed
     for common stock           -               -             -             -                 -                -              61,400
   Net depreciation of
     securities available
     for sale                   -               -             -             -             (1,600)              -                  -
   Net loss                     -               -             -       (882,381)               -                -                  -

                        ------------------------------------------------------------------------------------------------------------
 BALANCE,
    June 30, 2003       95,199,789    $ 16,707,041   $(2,630,233) $(11,422,610)          $38,800          $12,125           $(58,100)
                        ============================================================================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                        Cumulative
                                                                                          Amounts
                                                                                           Since
                                                                                        Reentering
                                                                                       Development
                                                                                          Stage
                                                                                        January 1,
                                                    2003                2002              1998
                                               ------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES          ($  521,928)          ($  440,371)    $  (4,584,335)

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired in purchase of related companies     1,526                    -              1,526
  Purchase of other fixed assets               (186,220)                   -         (385,855)
                                               ------------------------------------------------------
   Cash used in investing activities           (184,694)                   -         (384,329)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on long term debt                    (1,660)                   -         (1,660)
  Payment of offering costs                             -                     -         (39,031)
  Proceeds from borrowings - related party          40,200               428,400         2,584,957
  Proceeds from issuance of common stock         1,531,687                    -          3,361,044
                                               ------------------------------------------------------
   Cash provided by financing activities         1,570,227               428,400         5,905,310

  Increase (decrease) in cash for period           863,605           (11,971)          936,646

CASH, BEGINNING OF PERIOD                           73,041                45,463                -
                                                -----------------------------------------------------

CASH, END OF PERIOD                             $  936,646           $    33,492         $ 936,646
                                                =====================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.    UNAUDITED INFORMATION

The balance sheet as of June 30, 2003 and the statements of operations for the three month periods ended June 30, 2003 and June 30, 2002 were taken from the
Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002.

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements of Ness Energy International,
Inc. (the Company") as of June 30, 2003 and June 30, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and
Exchange Commission. The Company is a developmental stage company whose primary focus is the development of an oil and gas project in Israel.

The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods.
However, these operating results are not necessarily indicative of the results expected for the full fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The notes to the condensed consolidated financial statements should be read in conjunction with the notes to the financial statements at December 31, 2002 contained in the Form 10-KSB filed on March 31, 2003. Company management believes that the disclosures are sufficient for interim financial reporting purposes.

The consolidated financial statements include the balances of Ness Energy
International, Inc., Hesed Energy International, Inc. and Ness of Texas
International, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The Company did not sell any securities during the three months ended June 30,
2003 or 2002. A permanent decline in value was recorded in the second quarter of
2001 resulting in a $1,000,000 loss recorded in the statement of operations.
Prior to December 31, 2001, the investment was relisted and resumed trading. The investment has been recorded at fair value at June 30, 2003 and 2002. All changes in fair value have been recorded as a change in other comprehensive income and recorded as a component of equity in the financial statements.

The Company has $38,800 in investment securities classified as available for sale at June 30, 2003.

NOTE 5.   INVENTORY

Inventory at June 30, 2003 is comprised of drilling pipe and it is carried at cost.

NOTE 6.       LONG TERM DEBT

The Company had notes payable as follows:

Note 1
                                            at June 30, 2003        at March 31, 2002
              Payable to:                   Hayseed Stephens        Hayseed Stephens
              Amount:                                                   $300,000
              Outstanding Balance:               - 0 -                  $277,057
              Accrued Interest:                                         $    3,462
              Interest Rate:                                            Prime Rate +2%
              Due Date:                                                 July 1, 2003
              Collateral:                                               Unsecured

Note 2

                                            At June 30, 2003        at June 30, 2003
              Payable to:                   Hayseed Stephens Oil, Inc. HSOI
                                            ("HSOI)
              Amount:                                               $ 2,000,000
              Outstanding Balance:               - 0 -              $ 1,928,100
              Accrued Interest:                                     $      94,770
              Interest Rate:                                        Prime Rate +2%
              Due Date:                                             July 1, 2003
              Collateral:                                           Unsecured

The interest is included in accounts payable related party and is paid on a current basis. Hayseed Stephens and HSOI sold some of the Ness Energy stock that it owns and loaned the proceeds to the Company to use for operations. In April
2003, Hayseed Stephens and HSOI agreed to the transfer of 1,133,013 and
10,179,510 shares of Ness restricted common stock respectively for the cancellation of advances to the Company by Mr. Stephens and HSOI for the total amount of the principal and accrued interest.

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
         Directors

         In March 2003, the Company issued 124,000 shares of its common stock for professional services rendered.  Compensation was recorded based on the average stock price on the date of approval by the Board of
         Directors.

         In April 2003, the Company issued 191,000 shares of its common stock for professional services rendered.  Compensation was recorded based on the average stock price on the date of approval by the Board of
         Directors.

         In April 2003, the Company issued 14,301,688 shares of its common stock to acquire 100% of the outstanding stock in Hesed Energy International,
         Inc. and Ness of Texas International, Inc.  The purchase was recorded at fair value of the assets acquired.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         In April 2003, the Company issued 11,312,523 shares of its common stock as settlement of the related party loans made to the Company.  The settlement was recorded at the total amount of principal and accrued interest owed by the Company on the date of the agreement.

         In May 2003, the Company issued 122,695 shares of its common stock as compensation to an employee under an employment agreement.
         Compensation was recorded based on the average stock price on the date issued.

         In May 2003, the Company issued 225,000 shares of its common stock for professional services rendered.  Compensation was recorded based on the average stock price on the date of approval by the Board of Directors.

         In June 2003, the Company issued 235,000 shares of its common stock for professional services rendered.  Compensation was recorded based on the average stock price on the date of approval by the Board of Directors.

         In June 2003, the Company issued 340,000 shares of its common stock for professional services to be rendered over a period of time.  Deferred consulting of $85,400 was recorded based on the average stock price on
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

Accounts receivable - related party and accounts payable - related party at June
30, 2003 and December 31, 2002 consist of amounts due or payable from these items.

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

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10.  Acquisition of Hesed Energy International, Inc. and Ness of Texas
International, Inc.

                            PRO FORMA FINANCIAL DATA
                                   (Unaudited)

              The following Unaudited pro forma financial statements have been derived from the financial  statements of Ness Energy International, Inc. as
              Of and for the six months ended June 30, 2002 and 2003 and the combined financial statements of Hesed Energy International, Inc. and
              Ness of Texas International, Inc. as of and for the six months ended June 30, 2002 and 2003. This pro forma financial data gives effect to
              The merger of the above companies on April 10, 2003, as if the merger had occurred on January 1, 2002. These pro forma financial
              Statements are presented for informational purposes only and do not purport to be indicative of the financial position and results of
              Operations that actually would have occurred if the merger had been consummated on January 1, 2003, nor which may result from future Operations.

                                                               Actual Hesed
                                           Actual              and Ness of
                                         Ness Energy          Texas Combined
                                       Six Months End        Six Months End           Proforma             Proforma
                                          6/30/2003              6/30/2003           Adjustments              Total
                                    ---------------------  --------------------   -----------------    ------------------

REVENUES
     Oil and gas revenues           $              37,747  $             17,720                        $           55,467
                                    ---------------------  --------------------   -----------------    -------------------
Operating income (loss)                          (831,199)               (6,489)             (9,336)             (847,024)
                                    ---------------------  --------------------   -----------------    ------------------
NET LOSS                                        ($879,292)             ($14,820)  $             364             ($893,748)

Other comprehensive income, net of tax
     Unrealized losses on investments             ($1,600) $                 -              ($1,600)
                                    ---------------------  --------------------   -----------------    ------------------

Comprehensive loss                              ($880,892)             ($14,820)   $            364            ($895,348)
                                    =====================  ====================   =================    ==================

Net loss per weighted average share $               (0.01)                                                     $   (0.01)
                                    =====================  ====================   =================    ==================

Weighted average shares outstanding            89,261,662                    -                                89,261,662
                                    =====================  ====================   =================    ==================

Proforma adjustment explanations
(1) - eliminate intercompany transactions
(2) - record additional depletion and depreciation

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                            Actual Hesed
                                                         Actual              and Ness of
                                                      Ness Energy          Texas Combined
                                                     Six Months End        Six Months End           Proforma             Proforma
                                                       6/30/2002              6/30/2002           Adjustments              Total
                                                  ---------------------  --------------------   -----------------    ------------------

REVENUES
     il and gas revenues                           $                      $                                           $
    O                                             5,356                  10,523                                      15,879

                                                  ---------------------  --------------------
Operating income (loss)                            (1,145,087)    (                                           (1,134,644)
                                                                         885)                   11,328
===================================================

                                                  ---------------------  --------------------   -----------------    ------------------
         Net gain (loss) before income taxes       (1,218,581)    (                                           (1,211,300)
                                                                         22,047)                29,328

          ncome tax benefit
         I                                        -                      -                      -                    -
                                                  ---------------------  --------------------   -----------------    ------------------

                                                                          ($
NET LOSS                                           ($      1,218,581)    22,047)                 $       29,328       ($   1,211,300)

Other comprehensive income, net of tax
     nrealized losses on investments               ($                     $                                           ($
    U                                             72,700)                -                                           72,700)
                                                  ---------------------  --------------------   -----------------    ------------------

                                                                          ($
Comprehensive loss                                 ($      1,291,281)    22,047)                 $       29,328       ($   1,284,000)
                                                  =====================  ====================   =================    ==================

Net loss per weighted average share                $                                                                  $
                                                  (0.02)                                                             (0.02)
                                                  =====================  ====================   =================    ==================

Weighted average shares outstanding                       58,624,375     -                          14,301,688            72,926,063
                                                  =====================  ====================   =================    ==================

Proforma adjustment explanations
(1) - eliminate intercompany transactions
(2) - record additional depletion and depreciation

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

         The  plan is to make  progress  in both  domestic  and  Israel  and  work  towards  drilling  a  substantial  well in  Israel.
Domestically,  the plan is to drill wells in area where Ness already has  drilling  rights,  and also in other areas where  partners or joint venture firms can work with Ness on larger projects  bringing in other drilling  opportunities.  Generation of cash flow could or may occur also from acquiring  producing  opportunities,  namely properties and assets,  through mergers and  acquisitions.  In Israel,
Ness seeks to establish a stronger presence by purchasing one or more companies that already have oil and gas  concessions..  Ness also seeks to utilize drilling equipment recently purchased by Ness to start a project soon in Israel.

         The  following  discussion  of the results of  operations  and  financial  condition  should be read in  conjunction  with the
Financial Statements and related Notes thereto included herein.

Results of Operations.

( a )    Comparison of the three month periods ended June 30, 2003 and June 30, 2002.

         Revenues.

         Operating  revenues for the three month period ended June 30, 2002 were $2,974 with an operating  loss of $472,483.  Operating revenues for the three month period ended June 30, 2003 were $20,889,  a 602% increase from 2002,  with an operating  loss of $479,141.
The 602%  increase in revenue is the combined  result of a 19% decrease in natural gas  production  from the  Greenwood  Field owned in both periods,  $13,848 or 294% increase from leases in the Moby Dick Field not owned until November 2002, and the  acquisition of Hesed
Energy  International,  Inc.  (Hesed)  effective  April 1, 2003 with $6,705 or 149% increase from their  natural gas  production.  Also contributing to the revenue increase was a 56% increase in natural gas prices from $2.87 per MCF in 2002 to $4.47 in 2003.

         Costs and Expenses.

       Costs for the three  month  period  ended June 30,  2003  increased  by $6,503 or 422% to $8,045 as compared to $1,542 for the corresponding  period ended June 30, 2002.  This increase is almost entirely due to the volume from the new Moby Dick Field acquired in
November 2002 and the addition  production from the April 1, 2003 acquisition of Hesed.  General and Administrative  expenses decreased by $1,266.

         Depreciation and depletion.

          Depreciation  and  depletion  increased  by 826% to $21,678 in the second  quarter of 2003 from  $2,342 in the same period in
2002.  This was the result of higher  depletion  expense  from the new wells in the Moby Dick Field,  and the  additional  wells in the
Greenwood  Field of Hesed along with higher  depreciation  from the  addition of property in Israel  purchased  in the last  quarter of
2002, and the office property included in the Hesed acquisition.

   Net Loss

   The Registrant had a net loss for the three months ended June 30, 2003 of $484,534 compared to net loss of $511,551 for the same period in 2002, representing ($0.01) and ($0.01) per share respectively.  The decreased net loss of  $27,017  is mainly the result of lower interest expenses from the cancellation of debt.

( b )     Comparison of the six month periods ended June 30, 2003 and June 30, 2002.

             Revenues.

               Operating  revenues  for the six month  period  ended June 30, 2002 were $5,356 with an  operating  loss of $ 1,145,087.
Operating revenues for the six
 Month period ended June 30, 2003 were $ 44,788,  a 736% increase from 2002, with an operating loss of $ 836,935.  The 736% increase in revenue is the combined result of a 17% decrease in natural gas production  from the Greenwood Field owned in both periods,  $28,694 or
241% increase from leases in the Moby Dick Field not owned until November 2002, and the  acquisition of Hesed  effective  April 1, 2003 with $ 6,705 or 68% increase  from their  natural gas  production.  Also  contributing  to the revenue  increase was a 112% increase in natural gas prices from $ 2.35 per MCF in 2002 to $ 4.99 in 2003.

              Costs and Expenses.

             Costs for the six month period ended June 30, 2003 increased by $ 11,909 or 407% to $ 14,836 as compared to $ 2,927 for the corresponding period ended June 30, 2002. This increase is almost entirely due to the volume from the new Moby Dick Field acquired in November 2002 and the addition production from the April 1, 2003 acquisition of Hesed. General and Administrative expenses decreased by $ 188,090 due to a reduction in professional fees partially offset by increased legal services.

             Depreciation and depletion.

             Depreciation and depletion increased by 260% to $ 31,807 in the six months ended June 30, 2003 from $ 8,837 in the same period in 2002. This was the result of higher depletion expense from the new wells in the Moby Dick Field, and the additional wells in the Greenwood Field of Hesed along with higher depreciation expenses from the addition of property in Israel purchased in the last quarter of 2002, and the office property included in the Hesed acquisition.

             Net Loss

            The small business issuer  had a net loss for the six months ended June 30, 2003 of $ 882,381 compared to net loss of $
1,218,581 for the same period in 2002, representing ($0.01) and ($0.02) per share respectively. The decreased net loss of  $ 336,200 is mainly the combined result of lower general and administrative expenses in 2003 and the legal settlement in 2002, both discussed above.

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

Liquidity and Capital Resources.

         Ness has a 25 % working  interest in gas wells in the Greenwood  area of Parker County,  Texas, a 50% working  interest in gas wells in the Moby Dick Field in Parker County,  Texas,  and an average 44% working interest from the Hesed wells in the Greenwood Field in Parker County,  Texas.  Revenue is currently  limited to a small amount due to low production  from these wells. In the three months ended June 30, 2003,  Ness  received  $1,531,687  from the sale of common stock through its SB-2  Registration.  The company is heavily dependent on (1) sales of common stock through its SB-2  Registration  and (2)  compensation for services through the issuance of stock until  alternative  financing can be arranged.  During the second quarter of 2003,  Ness received  services valued at $224,766 and will receive future services of $58,100 in 2003 in exchange for 905,289 shares and 235,000 shares of its common stock respectively.

Forward Looking Statements.

         The foregoing Plan of Operation  contains  "forward looking  statement"  within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended,  including statements  regarding,  among other items, the
Registrant's  business  strategies,  continued  growth  in  the  Registrant's  markets,  projections,  and  anticipated  trends  in the
Registrant's  business and the industry in which it operates.  The words  "believe,"  "expect,"  "anticipate,"  "intends,"  "forecast,"
"project," and similar expressions  identify  forward-looking  statements.  These  forward-looking  statements are based largely on the
Registrant's  expectations  and are  subject to a number of risks and  uncertainties,  certain  of which are  beyond  the  Registrant's control.  The Registrant  cautions that these statements are further  qualified by important factors that could cause actual results to differ materially from those in the forward looking  statements,  including,  among others, the following:  reduced or lack of increase in demand for the  Registrant's  products,  competitive  pricing  pressures,  changes in the market  price of  ingredients  used in the
Registrant's  products and the level of expenses incurred in the Registrant's  operations.  In light of these risks and  uncertainties, there can be no assurance that the  forward-looking  information  contained herein will in fact transpire or prove to be accurate.  The
Registrant disclaims any intent or obligation to update "forward looking statements.'

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET  RISK.

         The company has not entered into any  derivative  financial  instruments,  derivative  commodity  instruments or other similar instructions during the quarter ended June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

         As of June 30, 2003 an evaluation was performed under the supervision and with the  participation of the company's  management including the CEO and the CFO, of the  effectiveness of the design and operation of the company's  disclosure  controls and procedures.
Based on that  evaluation,  the company's  disclosure  controls and procedures  were effective as of June 30, 2003.  There have been no significant  changes in the  company's  internal  controls  or in other  factors  that could  significantly  effect  internal  controls subsequent to June 30, 2003.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Other than as set forth below,  the Registrant is not a party to any material  pending legal  proceedings  and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

         (a) In July 2000, a complaint was filed in District Court of Ector County,  Texas demanding  payment of a $325,000  commission on the  purchase  of an Ideco 3000  drilling  rig by the  Registrant  from  Interfab,  Ltd.  (Cho-Taw,  Inc.,  Bob Hawk and Bob Hawk &
Associates,  and Lynne E. Thomas v. Ness Energy International,  Inc. and Interfab,  Ltd., Case No. B-109443). The Registrant denies all liability  whatsoever  to  plaintiff  and will  contest  this  matter  vigorously.  Answers  have  been  filed and  discovery  has been completed.  A court  hearing  date has not been set.  Management  of the  Registrant  cannot  take any  position at this time as to the likely outcome of this matter.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Equity Securities Sold Without Registration

         The following securities of the Registrant were sold without registration during the three months ended  June 30, 2003:

(1)      On April 11, 2003, the Company issued  14,301,688  restricted shares of it's common stock in exchange for the stock in related companies Hesed Energy International,  Inc. and Ness of Texas International,  Inc. The cost of the shares was recorded at fair value of the assets required.

(2)      On April 22, 2003,  the Company  issued  11,312,523  restricted  shares of it's common stock in  settlement  of advances  from
         Hayseed Stephens and Hayseed Stephens Oil, Inc. Based on the average price on the date of the agreement.

(3)      On May 7, 2003, the Company  issued  122,695  restricted  shares of it's common stock as partial  compensation  to an employee based on the monthly average price for the period covered.

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

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           The Company filed the following reports on Form 8-K during the second quarter 2003 covered by this Form 10-QSB:

         A Form 8-K was filed on May 12, 2003 to report under Item 2, that on April 25, 2003 the Company had agreed to exchange
10,460,488 restricted shares of its common stock for the stock of Hesed Energy International, Inc. (Hesed). Hesed has various assets including the property and office buildings that the Company has occupied for several years. Also on the above date, the Company agreed to exchange 3,841,200 restricted shares of its common stock for the stock of Ness of Texas International, Inc. (Ness of
Texas). Ness of Texas has various assets including research and documentation on oil and gas explorations, cash and accounts receivable.

         A Form 8-K was filed on June 2, 2003 to report under Item I the change in control of the Company. On May 15, 2003,
President, CEO and Director Hayseed Stephens died and his son, Sha Stephens was appointed interim President/CEO and Director.

         A Form 8-K was filed on June 16, 2003 to report under Item I the change in control of the Company. On May 29, 2003 the Board of Directors appointed  Sha Stephens as permanent  President, CEO and Director. Also included were some aspects of the new
President's experience.

Exhibits.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                                               SIGNATURE

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the small business  issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       Ness Energy International, Inc.

Dated: August 19, 2003                      By: s/s Shannon K. Stephens
                                                     Shannon K. Stephens, President

                                                             EXHIBIT INDEX

Number                                     Description

10.26    Amendment of Promissory Note to Hayseed Stephens
        dated March 25, 2003
        (incorporated by reference to exhibit 10.26
        of the Form 10-QSB filed on
        May 15,2003.

10.27    Amendment of Promissory Note to Hayseed Stephens
        Oil, Inc. dated March 25, 2003
        (incorporated by reference to exhibit 10.27 of the
         Form 10-QSB filed on May 15, 2003.)

99.31    Certification of CEO and CFO pursuant to section 302 of the Sarbanes - Oxley Act
               Of 2002 dated August 15, 2003.

99.32    Certification of Officers pursuant to section 906 of the Sarbanes - Oxley Act
               Of 2002.

Exhibit 99.31

                                                             CERTIFICATION
                                                  SECTION 1350 AS ADOPTED PERSUANT TO
                                                  SECTION 302 OF THE SARBANES - OXLEY
                                                              ACT OF 2002

I,  Robert E. Lee, Jr., certify that:

1.       I have reviewed this report on Form 10-QSB of Ness Energy International, Inc.

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of , and for, the periods presented in this report;

4.       The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 (e) and 15d - 15 (e) for the small business issuer and have:

a)       Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under supervision to ensure that material information relating to the small business issuer, including its consolidated
                           subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)       Evaluated the effectiveness of the small business issuer's disclosure controls and procedures  and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)       Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)       Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

                                    5.    The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and audit committee of the small business issuer's  board of directors (or persons performing the equivalent functions):

a.)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date  August 15, 2003                                                                    s/s Robert E. Lee, Jr.
                                                                                                       Robert E. Lee, Jr.
                                                                                                       Chief Financial Officer

Exhibit 99.31

                                                             CERTIFICATION
                                                  SECTION 1350 AS ADOPTED PERSUANT TO
                                                  SECTION 302 OF THE SARBANES - OXLEY
                                                              ACT OF 2002

I,  Shannon K. Stephens, certify that:

1.       I have reviewed this report on Form 10-QSB of Ness Energy International, Inc.

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.       Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer  as of
              , and for, the periods presented in this report;

4.       The small business issuer's  other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 (e) and 15d - 15 (e)) for the small business issuer and have:

a)       Designed such disclosure controls and procedures,  or caused such disclosure controls and procedures to be designed under our
                           supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)       Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions
                           about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)       Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small
                           business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

                                            5.   The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and audit committee of the small business issuer's board of directors (or persons
               performing the  equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting
                                 which are   reasonably likely to adversely affect the small
                                 business issuer's ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                                 small business issuer's internal control over financial reporting.

Date: August 15, 2003                                                               s/s Shannon K. Stephens
                                                                                                 Shannon K. Stephens
                                                                                                 President & CEO

Exhibit 99. 32

                                                       CERTIFICATION OF OFFICERS
                                                  OF NESS ENERGY INTERNATIONAL, INC.
                                                       PURSUANT TO 18 USC & 1350
                                                        AS ADOPTED PERSUANT TO
                                                          SECTION 906 OF THE
                                                           SARBANES - OXLEY
                                                              ACT OF 2002

I hereby certify that the accompanying report on Form 10-Q for the period ended June 30, 2002, and filed with the Securities and
Exchange Commission on the date hereof pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Report") by
Ness Energy International, Inc. fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

s/s  Shannon K. Stephens
Shannon K. Stephens, President
And Chief Executive Officer

s/s  Bob Lee
Bob Lee, Chief Financial Officer