Form 10QSB/A
period 2003-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2003-08-20
CIK 353634

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

        BALANCE SHEETS AS OF JUNE 30, 2003 & DECEMBER 31,2002................F-1

        STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2003
        AND JUNE 30, 2002 AND FOR THE PERIOD FROM JANUARY 1, 1998
        (RE-ENTERING DEVELOPMENT STAGE) THROUGH JUNE 30, 2003................F-2

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY........................F-3

        STATEMENTS OF CASH FLOWS FOR THE SIX  MONTHS ENDED
        JUNE 30, 2003 AND JUNE 30, 2002, AND FOR THE PERIOD
        FROM JANUARY 1, 1998 (RE-ENTERING DEVELOPMENT STAGE)

PART II - Other Information

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                      (unaudited)
                                                       6/30/2003       12/31/2002
                                                    ---------------   ---------------
                                ASSETS

CURRENT ASSETS
  Cash                                              $       936,646   $        73,041
  Accounts receivable - trade                                 3,789             6,562
  Accounts receivable - related parties                      35,397            33,891
  Deposits                                                    3,000             3,000
  Investments - available for sale                           38,800            40,400
                                                    ---------------   ---------------

        Total current assets                              1,017,632           156,894

PROPERTY AND EQUIPMENT

  Property and equipment, net                             1,519,348           310,594

  Oil and gas properties - full cost method
  Oil and gas properties, unproved                          159,213           159,213
  Oil and gas properties, proved                            370,824           217,686
  Less accumulated depreciation and depletion                91,851            82,010
                                                    ---------------   ---------------

     Total oil and gas properties                           438,186           294,889
                                                    ---------------   ---------------

     Total property and equipment                         1,957,534           605,483

OTHER ASSETS
  Inventory                                                   5,000                -
  Long term note receivable - related party                  74,522                -
                                                    ---------------   ---------------

     Total other assets                                      79,522                -

TOTAL ASSETS                                        $     3,054,688   $       762,377
                                                    ===============   ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Accounts payable and accrued expenses             $       302,456   $        16,639
  Accounts payable - related party                               -             78,960
  Current portion - long term debt                            7,323           190,000
                                                    ---------------   ---------------

        Total current liabilities                           309,779           285,599

  NOTE PAYABLE - RELATED PARTY                                   -          2,544,757
  NOTE PAYABLE                                               97,886                -

TOTAL LIABILITIES                                           407,665         2,830,356

  CONTINGENCIES                                                  -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.10 par value
     10,000 shares authorized, none issued                       -                 -
  Common stock, no par; 200,000,000 shares authorized;
     61,771,108 shares issued and outstanding 12/31/02
     95,199,789 shares issued and outstandIng 6/30/03    16,707,041        10,963,319
  Common stock subscribed                                    12,125            98,764
  Retained deficit prior to reentering
     development stage - January 1, 1998             (2,630,233)  (2,630,233)
  Deficit accumulated since reentering
     development stage - January 1, 1998             (11,422,610)  (10,540,229)
  Deferred consulting                                (58,100)               -
  Accumulated other comprehensive income                     38,800            40,400
                                                    ---------------   ---------------

        Total stockholders' equity (deficit)              2,647,023   (2,067,979)
                                                    ---------------   ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                    $     3,054,688   $      762,377
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

NOTE 2. BASIS OF PRESENTATION

The condensed consolidated financial statements of Ness Energy International,
Inc. (the Company") as of June 30, 2003 and June 30, 2002 have been prepared by the Company, pursuant to the rules and regulations of the Securities and
Exchange Commission. The Company is a developmental stage company whose primary focus is the development of oil and gas projects in Texas and Israel.

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
                                            at June 30, 2003        at June 30, 2002
              Payable to:                   Hayseed Stephens        Hayseed Stephens
              Amount:                                                   $300,000
              Outstanding Balance:               - 0 -                  $277,057
              Accrued Interest:                                         $    3,462
              Interest Rate:                                            Prime Rate +2%
              Due Date:                                                 July 1, 2003
              Collateral:                                               Unsecured

Note 2

                                            At June 30, 2003        at June 30, 2002
              Payable to:                   Hayseed Stephens Oil,   HSOI
                                            Inc.("HSOI)
              Amount:                                               $ 2,000,000
              Outstanding Balance:               - 0 -              $ 1,928,100
              Accrued Interest:                                     $      94,770
              Interest Rate:                                        Prime Rate +2%
              Due Date:                                             July 1, 2003
              Collateral:                                           Unsecured

The interest is included in accounts payable related party at June 30, 2002 and is paid on a current basis. Hayseed Stephens and HSOI sold some of the Ness
Energy stock that it owns and loaned the proceeds to the Company to use for operations. In April 2003, Hayseed Stephens and HSOI agreed to the transfer of
1,133,013 and 10,179,510 shares of Ness restricted common stock respectively for the cancellation of advances to the Company by Mr. Stephens and HSOI for the total amount of the principal and accrued interest.

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

Accounts receivable - related party and accounts payable - related party at June
30, 2003 and December 31, 2002 consist of amounts due or payable from these companies.

A company related through common ownership collects oil and gas revenues from a portion of Ness's properties and remits the funds to Ness. In addition,
Ness entered into an agreement with this related company whereby Ness receives
$1,650 per month for management accounting and general office services. This amount is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2003.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10.  Acquisition of Hesed Energy International, Inc. and Ness of Texas
International, Inc.

On April 10, 2003, by vote of the non affiliated members of the Board of
Directors, Ness Energy agreed to acquire 100% of the shares of affiliated companies Hesed Energy International, Inc. and Ness of Texas International, Inc.
Ness issued 14,301,688 restricted shares of common stock for these acquisitions in exchange for the two companies. The exchange of stock occured April 25, 2003.

These companies were related to Ness Energy and have the same purpose of drilling for oil and gas in Israel. They have contributed large amounts of capital toward geology and geophysical studies in the area of the Southwest end of the Dead Sea in Israel, in conjunction with Ness. Also one owned the property and office buildings that Ness has utilized for several years.

The Consolidated Statement of Operations covered by this report include the above acquisition for the three months ended June 30, 2003, with the combined net value of the acquisitions being $917,753.

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

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                            Actual Hesed
                                                         Actual              and Ness of
                                                      Ness Energy          Texas Combined
                                                     Six Months End        Six Months End           Proforma             Proforma
                                                       6/30/2002              6/30/2002           Adjustments              Total
                                                  ---------------------  --------------------   -----------------    ---------------

REVENUES
    Oil and gas revenues                             $          5,356               10,523                                   15,879

                                                  ---------------------  --------------------  ------------------   ----------------
Operating income (loss)                            (1,145,087)            (885)             11,328        (1,134,644)
                                                  ---------------------  --------------------   -----------------   ----------------
         Net gain (loss) before income taxes       (1,218,581)           (22,047)             22,328        (1,211,300)

         Income tax benefit                                        -                    -                   -                    -
                                                  ---------------------  --------------------   -----------------   ----------------
NET LOSS                                           ($      1,218,581)             ($22,047)     $       29,328       ($   1,211,300)

Other comprehensive income, net of tax
    Unrealized losses on investments
                                                   ($         72,700)     $             -                            ($    72,700)
                                                  ---------------------  --------------------   -----------------   ----------------
Comprehensive loss                                 ($      1,291,281)    ($        22,047)      $       29,328       ($   1,284,000)
                                                  =====================  ====================   =================   ================
Net loss per weighted average share
                                                    $         (0.02)                                                       $  (0.02)
                                                  =====================  ====================   =================   ================
Weighted average shares outstanding                       58,624,375                   -            14,301,688           72,926,063
                                                  =====================  ====================   =================   ================

Proforma adjustment explanations
(1) - eliminate intercompany transactions
(2) - record additional depletion and depreciation

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
         OPERATION.

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

        The plan, formulated by new President Shannon Stephens known as "Sha Stephens," is to make progress in both Texas and Israel and work towards drilling a substantial well in Israel. Domestically, the plan is to drill wells in areas where Ness already has drilling rights, and also in other areas where potential future partners or joint venture firms can work with Ness on potential future larger projects bringing in other drilling opportunities. Generation of cash flow could or may occur also from acquiring producing opportunities, namely properties and assets, through mergers and acquisitions. In Israel, Ness seeks to establish a stronger presence by purchasing one or more companies that already have oil and gas concessions. Ness also seeks to utilize drilling equipment recently purchased by Ness to start a project soon in Israel.

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

        Costs and Expenses.

        Costs for the six month period ended June 30, 2003 increased by $ 11,909 or 407% to $ 14,837 as compared to $ 2,927 for the corresponding period ended
June 30, 2002. This increase is almost entirely due to the volume from the new
Moby Dick Field acquired in November 2002 and the addition production from the
April 1, 2003 acquisition of Hesed. General and Administrative expenses decreased by $ 188,090 due to a reduction in professional fees partially offset by increased legal services.

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

Liquidity and Capital Resources.

        Ness has a 25% working interest in gas wells in the Greenwood area of
Parker County, Texas, a 50% working interest in gas wells in the Moby Dick Field in Parker County, Texas, and an average 44% working interest from the Hesed wells in the Greenwood Field in Parker County, Texas. Revenue is currently limited to a small amount due to low production from these wells. In the six months ended June 30, 2003, Ness received $1,531,687 from the sale of common stock through its SB-2 Registration. The company is heavily dependent on (1)
sales of common stock through its SB-2 Registration and (2) compensation for services through the issuance of stock until alternative financing can be arranged. During the second quarter of 2003, Ness received services valued at
$224,766 and will receive future services of $58,100 in 2003 in exchange for
905,289 shares and 235,000 shares of its common stock respectively.

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

ITEM 2.  CHANGES IN SECURITIES.

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

General Information.

        All of the above noted shares were issued directly by the Registrant, and no commissions or fees were paid in connection with any of these transactions. For the issuance's discussed in subparagraphs (1) through (3), they were undertaken under a claim of exemption from registration under the
Securities Act of 1933 as provided by Section 4 (2) and Rule 506 of Regulation D thereof, in that:

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
         and/or

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

        A Form 8-K was filed on June 2, 2003 to report under Item I the change in control of the Company. On May 15, 2003, President, CEO and Director Hayseed
Stephens died and his son, Sha Stephens, was appointed interim President/CEO and
Director.

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

                                            Ness Energy International, Inc.

Dated: August 19, 2003                      By: s/s Sha Stephens
                                                    Sha Stephens, President

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

31.1     Certification of CEO and CFO pursuant to section 302 of the Sarbanes -
         Oxley Act Of 2002 dated August 15, 2003.

31.2     Certification of CEO and CFO pursuant to section 302 of the Sarbanes -
         Oxley Act Of 2002 dated August 15, 2003.

32       Certification of Officers pursuant to section 906 of the Sarbanes -
         Oxley Act Of 2002.