Form 10QSB/A
period 2003-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2003-09-25
CIK 353634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A2

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

ITEM 1.  FINANCIAL STATEMENTS

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

Other comprehensive income,
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
                                                      Reentering       Reentering
                                                      Development     Development      Accumulated
                                                         Stage           Stage            Other
                               Common Stock            January 1,      January 1,      Comprehensive       Stock          Deferred
                          Shares          Amount          1998           1998             Income        Subscriptions     Consulting
                        ------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 1997       35,809,356     $ 2,630,233  $ (2,630,233)     $     -           $     -          $     -          $     -
  Issuance of common
     stock              25,961,752       8,333,086            -             -                 -                -        (2,944,405)
  Recognition of
     services performed
     for common stock           -               -             -             -                 -                -           2,944,405
  Net loss                      -               -             -    (10,540,229)           40,400           98,764                 -
                        ------------------------------------------------------------------------------------------------------------

BALANCE,
December 31, 2002       61,771,108      10,963,319    (2,630,233)  (10,540,229)           40,400           98,764                 -
   Issuance of common
     stock for employee
     bonuses                50,000          14,500            -             -                 -           (14,500)                -
   Issuance of common
     stock for
     future services       450,000         119,500            -             -                 -                -         (119,500)
   Issuance of common
     stock for oil and
     gas property          153,219          48,264            -             -                 -           (48,264)                -
   Issuance of common
     stock for
     services            1,222,395         339,874            -             -                 -           (23,875)                -
   Issuance of common
     stock for cash      5,938,856       1,531,687            -             -                                  -                  -
   Issuance of common
     stock for settlement
     of related party
     loans              11,312,523       2,772,145            -             -                                  -                  -
   Issuance of common
     stock for acquisition
     of related
     companies          14,301,688         917,752
   Recognition of
     services performed
     for common stock           -               -             -             -                 -                -              61,400
   Net depreciation of
     securities available
     for sale                   -               -             -             -             (1,600)              -                  -
   Net loss                     -               -             -       (882,381)               -                -                  -

                        ------------------------------------------------------------------------------------------------------------
 BALANCE,
    June 30, 2003       95,199,789    $ 16,707,041   $(2,630,233) $(11,422,610)          $38,800          $12,125           $(58,100)
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
Ness issued 14,301,688 restricted shares of common stock for these acquisitions in exchange for the two companies. The exchange of stock occurred April 25,
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

                                            Ness Energy International, Inc.

Dated: September 24, 2003                      By: /s/ Sha Stephens
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