Form 10QSB
period 2003-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2003-11-13
CIK 353634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
                                                                 Yes [X]  No [ ]

As of November 4, 2003, the Registrant had 96,686,563 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format
(check one):                                                     Yes [ ]  No [X]

                                        1

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1. Financial Statements

         BALANCE SHEETS AS OF SEPTEMBER 30, 2003 & DECEMBER 31,2002..........F-1

         STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
         FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 2003
         AND SEPTEMBER 30, 2002 AND FOR THE PERIOD FROM JANUARY 1, 1998
         (RE-ENTERING DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2003..........F-2

         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.......................F-3

         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002, AND FOR THE PERIOD
                  FROM JANUARY 1, 1998 (RE-ENTERING DEVELOPMENT STAGE)

PART II - Other Information

                                        2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                              (unaudited)
                                               9/30/2003         12/31/2002
                                          ------------------ ------------------
                  ASSETS

CURRENT ASSETS
  Cash                                     $        534,617    $         73,041
   Accounts receivable - trade                        8,473               6,562
   Accounts receivable - related parties             88,839              33,891
   Deposits                                           3,000               3,000
   Investments - available for sale                  58,000              40,400
                                          ------------------- -----------------
          Total current assets                      692,929             156,894

PROPERTY AND EQUIPMENT

  Property and equipment, net                     1,552,730             310,594

  Oil and gas properties - full cost
   method
  Oil and gas properties, unproved                  169,566             159,213
  Oil and gas properties, proved                    431,625             217,686
  Less accumulated depreciation and
  depletion                                          99,356              82,010
                                          ------------------- -----------------
      Total oil and gas properties                  501,835             294,889
                                          ------------------- -----------------
      Total property and equipment                2,054,565             605,483

OTHER ASSETS
  Inventory                                           5,000                   -
  Time deposit                                       50,011                   -
  Long term note receivable - related
  party                                              75,967                   -
                                          ------------------- -----------------
      Total other assets                            130,978                  -

TOTAL ASSETS                               $      2,878,472     $       762,377
                                          =================== =================

   LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIT)

LIABILITIES
  Accounts payable and accrued expenses    $       315,209      $        16,639
  Accounts payable - related party                      -                78,960
  Current portion - long term debt                   7,466              190,000
                                          ------------------ ------------------
          Total current liabilities                322,675              285,599

  NOTE PAYABLE - RELATED PARTY                          -             2,544,757
  NOTE PAYABLE                                      95,975                   -

TOTAL LIABILITIES                                  418,650            2,830,356

  CONTINGENCIES                                         -                    -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.10 par value
      10,000 shares authorized, none
      issued                                            -                    -
  Common stock, no par; 200,000,000
  shares authorized;
      61,771,108 shares issued and
      outstanding 12/31/02
      96,386,563 shares issued and
      outstanding 9/30/03                       17,282,537           10,963,319
  Common stock subscribed                           57,500               98,764
  Retained deficit prior to reentering
       development stage - January 1, 1998      (2,630,233)          (2,630,233)
  Deficit accumulated since reentering
       development stage - January 1, 1998     (12,029,185)         (10,540,229)
  Deferred consulting                             (278,797)                  -
  Accumulated other comprehensive income            58,000               40,400
                                          ------------------ ------------------
          Total stockholders' equity
          (deficit)                              2,459,822           (2,067,979)
                                          ------------------ ------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)          $      2,878,472      $       762,377
                                          ================== ==================

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                                                           Cumulative
                                                                                                            Amounts
                                                                                                             Since
                                                                                                          Reentering
                                                                                                          Development
                                         Three Months Ended                    Nine Months Ended             Stage
                                           September 30,                         September 30,             January 1,
                                       2003              2002               2003               2002           1998
                                -------------------------------------------------------------------------------------------

REVENUES
 Oil and gas revenues            $       28,875     $       3,070     $      73,663     $       8,426   $       186,111

EXPENSES
 Lease operating expenses                 5,044               994            14,764             3,096            43,405
 Production taxes                         2,100               212             5,728               579            13,929
 Compression expenses                       999               243             2,493               699            14,013
 Depreciation and depletion              26,992             4,598            55,464            13,435           181,846
 Litigation settlement                       -                 -                 -            115,500         1,508,400
 General and administrative             603,817           413,613         1,438,901         1,436,798         9,145,105
                                -------------------------------------------------------------------------------------------
      Total operating expenses          638,952           419,660         1,517,350         1,570,107        10,906,698
                                -------------------------------------------------------------------------------------------
Operating income (loss)                (610,077)         (416,590)       (1,443,687)       (1,561,681)      (10,720,587)

Interest expense - related party             -            (43,712)          (45,237)         (117,781)         (316,823)
Interest expense - other                 (2,129)               -             (4,603)               -             (4,603)
Impairment of investments -
 available for sale                          -                 -                 -                 -         (1,000,000)

Other Income                              2,296               181             4,571               756            12,828
                                -------------------------------------------------------------------------------------------
      Income (loss) before
       income taxes                    (609,910)         (460,121)       (1,488,956)       (1,678,706)      (12,029,185)

      Income tax benefit                -                  -                 -                   -                   -
                                -------------------------------------------------------------------------------------------
NET LOSS                         $     (609,910)     $   (460,121)    $  (1,488,956)    $  (1,678,706)  $    (12,029,185)

Other comprehensive income, net
of tax
 Unrealized losses on
 investments
                                 $       19,200      $        900     $      17,600     $     (71,800)  $         58,000
                                -------------------------------------------------------------------------------------------
Comprehensive loss               $     (590,710)     $     (459,221)  $  (1,471,356)    $  (1,750,506)  $    (11,971,185)
                                ===========================================================================================
Net loss per weighted average
share                            $        (0.01)     $        (0.01)  $       (0.02)    $       (0.03)  $          (0.21)
                                ===========================================================================================
Weighted average shares
outstanding                          95,717,283          60,063,068      82,815,595        59,144,966         58,582,603
                                ===========================================================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (a Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
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
                                                 Reentering    Reentering
                                                Development    Development    Accumulated
                                                   Stage          Stage          Other
                             Common Stock       January 1,     January 1,    Comprehensive      Stock        Deferred
                         ----------------------
                           Shares     Amount        1998          1998          Income      Subscriptions   Consulting
                         -------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1997     $35,809,356  $2,630,233  $(2,630,233)  $          -    $          -   $         -    $         -
  Issuance of common
   stock                25,961,752   8,333,086            -              -               -             -      (2,944,405)
  Recognition of
   services performed
   for common stock             -           -             -              -               -             -       2,944,405
    Net loss                    -           -             -     (10,540,229)         40,400        98,764             -
                         -------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 2002      61,771,108 (10,963,319    (2,630,233)    10,540,229)         40,400        98,764             -
  Issuance of common
   stock for employee
   bonuses                  50,000      14,500            -              -                -       (14,500)            -
  Issuance of common
   stock for future
   services              1,013,000     422,145            -              -                -        51,500       (473,645)
  Issuance of common
   stock for oil and
   gas property            153,219      48,264            -              -                -       (48,264)            -
  Issuance of common
   stock for services    1,846,169     612,724            -              -                -       (30,000)            -
  Issuance of common
   stock for cash        5,938,856   1,531,687            -              -                -            -              -
  Issuance of common
   stock for settlement
   of related party
   loans                11,312,523   2,772,145            -              -                -            -              -
  Issuance of common
   stock for
   acquisition of
   related companies    14,301,688     917,753            -              -                -            -              -
  Recognition of
   services performed
   for common stock             -           -             -              -                -            -         194,848
  Net appreciation of
   securities available
   for sale                     -           -             -              -            17,600           -              -

      Net loss                  -           -             -      (1,488,956)              -            -              -
                         -------------------------------------------------------------------------------------------------
 BALANCE,
  September 30, 2003    96,386,563  $17,282,537 $(2,630,233)   $(12,029,185)  $     $ 58,000 $    57,500    $   (278,797)
                         =================================================================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                                           Cumulative
                                                                                             Amounts
                                                                                              Since
                                                                                           Reentering
                                                                                           Development
                                                                                              Stage
                                                                                            January 1,
                                                      2003                2002                 1998
                                              --------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES          $      (742,963)     $      (628,520)    $     (4,805,370)

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired in purchase of related
   companies                                             1,526                   -                 1,526
  Purchase of time deposit                             (50,000)                  -               (50,000)
  Capital expenditures                                (315,446)              (1,208)            (515,081)
                                              ---------------------------------------------------------------------
   Cash used in investing activities                  (363,920)              (1,208)            (563,555)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on long term debt                             (3,428)                  -                (3,428)
  Payment of offering costs                                 -                    -               (39,031)
  Proceeds from borrowings - related party              40,200              628,800            2,584,957
  Proceeds from issuance of common stock             1,531,687                   -             3,361,044
                                              ---------------------------------------------------------------------
   Cash provided by financing activities             1,568,459              628,800            5,903,542

  Increase (decrease) in cash for period               461,576                 (928)             534,617

CASH, BEGINNING OF PERIOD                               73,041               45,463                   -
                                              ---------------------------------------------------------------------

CASH, END OF PERIOD                            $       534,617      $        44,535     $        534,617
                                              =====================================================================

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.           UNAUDITED INFORMATION

        The balance sheet as of September 30, 2003 and the statements of operations for the three and nine month periods ended September 30,
        2003 and September 30, 2002 were taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) which are necessary to properly reflect the financial position of the Company as of September 30, 2003 and the results of operations for the three and nine month periods ended
        September 30, 2003 and September 30, 2002.

NOTE 2.           BASIS OF PRESENTATION

        The condensed consolidated financial statements of Ness Energy
        International, Inc. (the Company") as of September 30, 2003 have been prepared by the Company, pursuant to the rules and regulations of the
        Securities and Exchange Commission. The Company is a developmental stage company whose primary focus is the development of oil and gas projects in Texas and Israel.

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

        The consolidated financial statements include the balances of Ness
        Energy International, Inc.and its wholly owned subsidiaries, Hesed
        Energy International, Inc. Ness of Texas International, Inc. and Ness
        Operating of Texas, Inc. All significant intercompany accounts and transactions have been eliminated.

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

NOTE 4.           TIME DEPOSIT

        Ness Operating of Texas, Inc., a wholly owned subsidiary of Ness purchased a $50,000 certificate of deposit (CD) on September 25, 2003 to support a $50,000 bank letter of credit to the Railroad Commission of Texas which is required to operate oil and gas wells in Texas. The
        CD matures on March 25, 2005, and has an interest rate of 1.55% which is compounded quarterly.

NOTE 5.           INVESTMENTS IN SECURITIES

        Unrealized holding gains and losses on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

        Gains and losses on the sale of securities available for sale are determined using the specific identification method.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

        The Company did not sell any securities during the three months ended
        September 30, 2003 or 2002. A permanent decline in value was recorded in the second quarter of 2001 resulting in a $1,000,000 loss recorded in the statement of operations. Prior to December 31, 2001, the investment was relisted and resumed trading. The investment has been recorded at fair value at September 30, 2003. All changes in fair value have been recorded as a change in other comprehensive income and recorded as a component of equity in the financial statements.

        The Company has $58,000 in investment securities classified as available for sale at September 30, 2003.

NOTE 6.       INVENTORY

        Inventory at September 30, 2003 is comprised of drilling pipe and it is carried at cost.

NOTE 7.       LONG TERM DEBT

         The Company had notes payable as follows:

         Note 1 [Included in Hesed acquisition in April 2003]
                                 September 30, 2003     September 30, 2003
              Payable to:             Texas Bank
              Amount                    $131,250                N/A
              Outstanding Balance       $103,441
              Accrued Interest                 0
              Interest Rate                 7.75%
              Due Date                  May 15,2013
              Collateral              11 acres land and building
         Note 2
                             at September 30, 2003  at September 30, 2002
              Payable to:              Hayseed Stephens         Hayseed Stephens
              Amount:                                           $300,000
              Outstanding Balance:           - 0 -              $277,057
              Accrued Interest:                                 $  8,700
              Interest Rate:                                    Prime Rate +2%
              Due Date:                                         October 1, 2003
              Collateral:                                       Unsecured

         Note 3

                            at September 30, 2003   at September 30, 2002
              Payable to:           Hayseed Stephens Oil,         HSOI
                                       Inc.("HSOI)
              Amount:                                           $ 2,500,000
              Outstanding Balance:           - 0 -              $ 2,128,500
              Accrued Interest:                                 $   133,244
              Interest Rate:                                    Prime Rate +2%
              Due Date:                                         October 1, 2003
              Collateral:                                       Unsecured

        The interest is included in accounts payable related party at
        September 30, 2002 and is paid on a current basis. Hayseed Stephens and HSOI sold some of the Ness Energy stock that he/it owns and loaned the proceeds to the Company to use for operations. In April 2003,
        Hayseed Stephens and HSOI agreed to accept 1,133,013 and
        10,179,510 shares of Ness restricted common stock respectively for the cancellation of advances to the Company by Mr. Stephens and HSOI for the total amount of the principal and accrued interest.

NOTE 8.       LITIGATION SETTLEMENT

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

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9.       NONCASH INVESTING AND FINANCING ACTIVITIES:

        Noncash investing and financing activities for the nine months ended
        September 30, 2003 and 2002 are as follows:

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

                In July 2003, the Company issued 45,000 shares of its common stock for services rendered by employees. Compensation was recorded based on the average stock price on the date of
                approval.

                In August 2003, the Company issued 24,213 shares of its
                common stock for services rendered by an employee.
                Compensation was recorded based on the average stock price during the period services were performed.

                In August 2003, the Company issued 468,561 shares of its
                common stock for professional services rendered.
                Compensation was recorded based on the average stock price on the date of approval.

                In August 2002, the Company issued 363,000 shares of its
                common stock for professional services to be rendered over a period of time that had been included in stock subscriptions at December 31, 2001. Deferred consulting of $199,645 was
                recorded based on the average stock price on the date of
                approval.

                In September 2003, the Company issued 11,000 shares of its common stock for professional services rendered.
                Compensation was recorded based on the average stock price on the date of approval

                In September 2003, the Company issued 200,000 shares of its common stock for professional services to be rendered over a period of time that had been included in stock subscriptions at December 31, 2001. Deferred consulting of $103,000 was
                recorded based on the average stock price on the date of
                approval.

                In September 2003, the Company issued 75,000 shares of its common stock for services rendered by an employee.
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

        Accounts receivable - related party and accounts payable - related party at September 30, 2003 and December 31, 2002 consist of amounts due or payable from these companies.

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

NOTE 11.      Acquisition of Hesed Energy International, Inc. and Ness of Texas
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

        The Consolidated Statement of Operations covered by this report include the above acquisition for the six months ended September 30,
        2003, with the combined net value of the acquisitions being $917,753.

                         NESS ENERGY INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                            PRO FORMA FINANCIAL DATA
                                   (Unaudited)

              The following Unaudited pro forma financial statements have been derived from the financial  statements of Ness Energy International, Inc. as
              Of and for the nine months ended September 30, 2002 and 2003 and the combined financial statements of Hesed Energy International, Inc. and
              Ness of Texas International, Inc. as of and for the nine months ended September 30, 2002 and 2003. This pro forma financial data gives effect to
              The merger of the above companies on April 10, 2003, as if the merger had occurred on January 1, 2002. These pro forma financial
              Statements are presented for informational purposes only and do not purport to be indicative of the financial position and results of
              Operations that actually would have occurred if the merger had been consummated on January 1, 2003, nor which may result from future Operations.

                                                               Actual Hesed
                                           Actual              and Ness of
                                         Ness Energy          Texas Combined
                                       Nine Months End        Nine Months End         Proforma              Proforma
                                          9/30/2003              9/30/2003           Adjustments              Total
                                      -------------------  --------------------   -----------------    ------------------
REVENUES
     Oil and gas revenues              $          60,775    $           24,267                          $         85,042
                                      -------------------  --------------------   -----------------    -------------------
Operating income (loss)                       (1,423,864)              (35,115)             (9,336)           (1,468,315)
                                      -------------------  --------------------   -----------------    -------------------
NET LOSS                               $      (1,469,101)   $          (29,130)    $           364      $     (1,497,867)

Other comprehensive income, net of tax
     Unrealized losses on investments            $17,600    $              -                   -                 $17,600
                                      -------------------  --------------------   -----------------    -------------------
Comprehensive loss                    $       (1,451,501)   $          (29,130)    $           364      $     (1,480,267)
                                      ===================  ====================   =================    ===================
Net loss per weighted average share    $           (0.02)                                               $          (0.02)
                                      ===================  ====================   =================    ===================
Weighted average shares outstanding           95,717,283                    -                                 95,717,283
                                      ===================  ====================   =================    ===================

Proforma adjustment explanations
(1) - eliminate intercompany transactions
(2) - record additional depletion and depreciation

                                                                            Actual Hesed
                                                         Actual              and Ness of
                                                      Ness Energy          Texas Combined
                                                     Nine Months End        Nine Months End           Proforma             Proforma
                                                       9/30/2002              9/30/2002           Adjustments              Total
                                                  ---------------------  --------------------   -----------------    ---------------
REVENUES
    Oil and gas revenues                           $            8,426               15,947                                   24,373
                                                  ---------------------  --------------------  ------------------   ----------------
Operating income (loss)                                    (1,561,681)             (26,182)             16,992           (1,570,871)
                                                  ---------------------  --------------------   -----------------   ----------------
         Net gain (loss) before income taxes       $       (1,678,706)             (34,806)             43,992           (1,669,520)

         Income tax benefit                                        -                    -                   -                    -
                                                  ---------------------  --------------------   -----------------   ----------------
NET LOSS                                           $       (1,678,706)    $        (34,806)     $       43,992        $  (1,669,520)

Other comprehensive income, net of tax
    Unrealized losses on investments
                                                    $         (71,800)    $             -                             $     (71,800)
                                                  ---------------------  --------------------   -----------------   ----------------
Comprehensive loss                                  $      (1,750,506)    $        (34,806)      $      43,992        $  (1,741,320)
                                                  =====================  ====================   =================   ================
Net loss per weighted average share
                                                    $           (0.03)                                                $       (0.02)
                                                  =====================  ====================   =================   ================
Weighted average shares outstanding                        60,063,068                   -           14,301,688          72,926,063
                                                  =====================  ====================   =================   ================
Proforma adjustment explanations
(1) - eliminate intercompany transactions
(2) - record additional depletion and depreciation

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
                  PLAN OF OPERATION.

        The Company is in the development stage and is continuing with its plan of exploration for and development of oil and natural gas in Israel and Texas. The Registrant continues to diligently search for capital to drill in Israel and in Texas.

        The Company is working towards the goal of generating cash flow.
        Revenue to the Company is anticipated from acquisitions planned by
        Management. Management has continued to work the plan, that was put into place by President Sha Stephens at the onset of his hiring, namely to establish much needed cash flow and revenues. Ness intends to generate revenues through mergers and acquisitions and similar transactions, utilizing acquired assets to generate sales of oil and gas. Management is focused upon revenue producing properties with existing cash flow and those that also come with future potential for greater oil and gas income from the prospect of drilling new wells.
        Ness has several locations platted for drilling efforts. Ness is also talking to several different oil and gas companies about "farming out"
        acreage, or sub leasing acreage, that Ness has under lease for drilling activity. The Company would earn a portion of any revenue for the acreage and would likely participate with the company chosen in the drilling project, also through shut in wellbores already on the properties that may only require reconfiguration of wellbore attitude.
        This is done by capping off of the old zone and moving to a new zone in the same wellbore, possibly establishing "new well" commercial production at a fraction of the cost in certain cases. Re-entry prospects, those wells that have been plugged and abandon, can be re-entered and possibly deepened to zones such as the Texas Barnett
        Shale, a zone that until recent technological advancements were developed was overlooked, and today it is the most sought after potentially productive pay zone in Texas. Ness has now, through existing properties, already in the Company and through potential acquisition, mergers and new leases, approximately 8500 acres, meeting the parameters needed for potential Barnett Shale production, in one of the most sought after areas in Parker County, Texas. The Company is also attempting to establish production from existing wellbores at shallower depths, using the existing wellbore for all it is worth before plugging it.

        Management is in the process of negotiations or contractual phases with several other acquisitions or opportunities that, if completed, would cause acreage holding to significantly increase.

        The primary goal of Ness is to establish cash flow to support the efforts of Ness as we work diligently to achieve the drilling of a deep well and establishing production in the Country of Israel. These efforts have been rapidly progressing including the plan to acquire an already existing oil and gas company in Israel. This Israeli presence should give Ness the opportunity to expand its relations with the
        Government agencies and the oil and gas community in Israel, establishing what Ness hopes to be a long and prosperous relationship.
        President Stephens has been well received in the country in dealings with various persons and firms, and will be traveling back this
        November to hire crew and support for the drilling and workover equipment purchased in June by Ness. The Company plans to utilize the equipment in, approximately, the month of February, 2004 as Ness reworks existing wellbores included in its pending acquisition.

        The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

         Results of Operations.

         (a)      Comparison of the three month periods ended September 30, 2003 and September 30, 2002.

        Revenues.

        Operating revenues for the three month period ended September 30, 2002 were $3,070 with an operating loss of $416,590. Operating revenues for the three month period ended September 30, 2003 were $28,875, a 841%
        increase from 2002, with an operating loss of $610,077. The 841%
        increase in revenue is the combined result of a 33% decrease in natural gas production from the Greenwood Field owned in both periods,
        $18,978 or 618% increase from leases in the Moby Dick Field not owned until November 2002, and the acquisition of Hesed Energy
        International, Inc. (Hesed) effective April 1, 2003 with $6,113 or
        199% increase from their natural gas production. Also contributing to the revenue increase was a 95% increase in natural gas prices from
        $2.52 per MCF in 2002 to $4.91 per MCF in 2003.

        Costs and Expenses.

        Costs for the three month period ended September 30, 2003 increased by
        $6,694 or 462% to $8,143 as compared to $1,449 for the corresponding period ended September 30, 2002. This increase is almost entirely due to the volume from the new Moby Dick Field acquired in November 2002 and the addition production from the April 1, 2003 acquisition of
        Hesed. General and Administrative expenses increased by 46% to
        $603,817 in 2003 as compared to $413,613 in 2002. This increase is the result of higher payroll cost due to increased staff and board approved salary changes, and higher legal fees caused by greater oil and gas lease activity and review of various prospective financing agreements.

        Depreciation and Depletion.

        Depreciation and depletion increased by 487% to $26,992 in the third quarter of 2003 from $4,598 in the same period in 2002. This was the result of higher depletion expense from the new wells in the Moby Dick
        Field, and the additional wells in the Greenwood Field of Hesed along with higher depreciation from the addition of property in Israel purchased in the last quarter of 2002, and the office property included in the Hesed acquisition.

        Net Loss

        The Company had a net loss for the three months ended September 30,
        2003 of $609,910 compared to net loss of $460,121 for the same period in 2002, representing ($0.01) and ($0.01) per share respectively. The increased net loss of $149,789 is mainly the result of higher general administrative expenses discussed above.

         (b)      Comparison of the nine month periods ended September 30, 2003 and September 30, 2002.

        Revenues.

        Operating revenues for the nine month period ended September 30, 2002 were $8,426 with an operating loss of $ 1,561,681. Operating revenues for the nine month period ended September 30, 2003 were $ 73,663, a
        774% increase from 2002, with an operating loss of $1,443,687. The
        774% increase in revenue is the combined result of a 30% decrease in natural gas production from the Greenwood Field owned in both periods,
        $47,642 or 565% increase from leases in the Moby Dick Field not owned until November 2002, and the acquisition of Hesed effective April 1,
        2003 with $12,818 or 152% increase from their natural gas production.
        Also contributing to the revenue increase was a 109% increase in natural gas prices from $ 2.41 per MCF in 2002 to $ 5.04 per MCF in
        2003.

        Costs and Expenses.

        Costs for the nine month period ended September 30, 2003 increased by
        $ 18,611 or 425% to $22,985 as compared to $ 4,374 for the corresponding period ended September 30, 2002. This increase is almost entirely due to the volume from the new Moby Dick Field acquired in
        November 2002 and the addition production from the April 1, 2003 acquisition of Hesed. General and Administrative expenses decreased by
        $2,103.

        Depreciation and Depletion.

        Depreciation and depletion increased by 313% to $ 55,464 in the nine months ended September 30, 2003 from $ 13,435 in the same period in
        2002. This was the result of higher depletion expense from the new wells in the Moby Dick Field, and the additional wells in the
        Greenwood Field of Hesed along with higher depreciation expenses from the addition of property in Israel purchased in the last quarter of
        2002, and the office property included in the Hesed acquisition.

        Net Loss

        The Company had a net loss for the nine months ended September 30,
        2003 of $1,488,956 compared to net loss of $ 1,678,704 for the same period in 2002, representing ($0.02) and ($0.03) per share respectively. The decreased net loss of $189,750 is the combined result of the legal settlement in 2002, and reduced interest expense in 2003.

        Liquidity and Capital Resources.

        Ness has a 25% working interest in gas wells in the Greenwood area of
        Parker County, Texas, a 50% working interest in gas wells in the Moby
        Dick Field in Parker County, Texas, and approximately 45% working interest from the Hesed wells in the Greenwood Field in Parker County,
        Texas. Revenue is currently limited to a small amount due to low production from these wells. In the nine months ended September 30,
        2003, Ness received $1,531,687 from the sale of common stock through its SB-2 Registration. The company is heavily dependent on (1) sales of common stock and (2) services paid for through the issuance of stock until alternative financing can be arranged. During the third quarter of
        2003, Ness received services valued at $390,573 and will receive future services of $227,297 in 2003 in exchange for 937,833 shares and 428,667 shares of its common stock respectively.

        Forward Looking Statements.

        The information in this document, including any incorporated herein, may contain "forward-looking statements" within the meaning of Section
        21E of the Securities Exchange Act of 1934, as amended, SEC Rule 175 relating to the Securities Act of 1933, as amended, and/or SEC Rule
        3b-6 relating to the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, the Company plans or business strategies, continued growth in the Company's markets, capital, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "plans," "believe,"
        "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond the
        Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those stated or indicated or implied in the forward-looking statements, including, among others, the following:
        risks and uncertainties, general economic market and business conditions, business opportunities including funding (or lack thereof)
        that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, including those which are beyond the control of the Company. In light of these risks and uncertainties, there can be no assurance the forward-looking information contained herein are, or will prove, accurate. The Company disclaims any intent or obligation to update "forward looking statements." Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The
        Company assumes no obligations to update any such forward-looking statements.

ITEM 3.           CONTROLS AND PROCEDURES

        As of September 30, 2003 an evaluation was performed under the supervision and with the participation of the company's management including the
        CEO and the CFO, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the company's internal controls or in other factors that could significantly effect internal controls subsequent to September 30, 2003.

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
                  Inc. and Interfab, Ltd., Case No. B-109443). The Registrant
                  denied all liability whatsoever to plaintiff. On October 7,
                  2003 an arbitrator assigned by the court, denied all claims made by the plaintiffs against Ness. This is the final
                  resolution by the court in this case.

ITEM 2.           CHANGES IN SECURITIES.

         Equity Securities Sold Without Registration

                  The following securities of the Registrant were sold without registration during the three months ended September 30, 2003:

         (1)      On July 10, 2003, the Company issued 20,000 restricted shares of it's common stock as a meritorious service award to an
                  employee based on the average price on the date of the
                  resolution.

         (2)      On August 1, 2003, the Company issued 24,213 restricted shares of it's common stock as partial compensation to an employee based on the monthly average price for the period covered.

         (3)      On August 18, 2003 the Company issued 6,061 restricted shares of it's common stock to a non-affiliated individual in
                  exchange for communication equipment based on the average
                  price on the date of the agreement.

         (4)      On September 24, 2003, the Company issued 75,000 restricted shares of it's common stock to an employee for service based on the average price on the date of agreement discounted 10%.

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

         |X|      the sales were made to accredited or sophisticated investors as defined in SEC Regulation D;

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

         |X|      the company exercised reasonable care to assure that the
                  purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Securites Act of 1933, as
                  amended.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

        The Company filed the following reports on August 20, 2003 to ammend the
        Form 8-K during the third quarter of 2003 covered by this Form 10-QSB.

        A Form 8-K was filed On July 11, 2003,the Company reported it completed a purchase, in Israel, of equipment for oil and gas exploration and production including recovery.

        A Form 8-K was filed on August 20, 2003 to amend the Form 8-K filed May
        12, 2003 under Item 7 Financial Statements and Exhibits. This report covered the audited financial statements of Hesed Energy International,
        Inc. and Ness of Texas International, Inc. acquired through an exchange of stock.

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

                                             Ness Energy International, Inc.

Dated: November 13, 2003                     By: /s/ Sha Stephens
                                                     Sha Stephens, President
                                                   (principal executive officer)

Dated: November 13, 2003                     By: /s/ Robert E. Lee, Jr.
                                     Robert E. Lee, Jr., Chief Financial Officer
                                                   (principal financial officer)

                                  EXHIBIT INDEX

Number            Description

31.1              Certification of CFO pursuant to section 302 of the Sarbanes -
                  Oxley Act Of 2002 dated November 13, 2003.

31.2              Certification of CEO pursuant to section 302 of the Sarbanes -
                  Oxley Act Of 2002 dated November 13, 2003.

32                Certification of Officers pursuant to section 906 of the
                  Sarbanes - Oxley Act Of 2002.