Form 10KSB
period 2003-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2004-04-14
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-10301

NESS ENERGY INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: (817) 341-1477

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer had revenues of $107,711.00 for the fiscal year ended December 31, 2003.

The aggregate market value of the voting stock held by non-affiliates, based upon the closing price as of April 8, 2004: Common Stock, no par value — is approximately $25,686,944. As of April 8, 2004, Ness had 103,279,817 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Past Business Development

Our Company, Ness Energy International, Inc. (“Ness” or “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation. Ness’s corporate offices are located at 4201 I-20 East Service Road, Willow Park, Texas, 76087.

During the period of January 1, 1985 through September 30, 1997, Ness was inactive. On October 8, 1997 an agreement was made to revive Ness by issuing 14,150,000 shares of stock to our past President Harold (Hayseed) Stephens for certain oil and gas properties located in Parker County, Texas.

On December 22, 1997, Mr. Stephens became President of Ness with the fulfillment of the agreement and, with the approval of the Board of Directors, established the business plans for Ness to be an oil and gas exploration and development company.

Ness began trading January 23, 1998 on the National Association of Securities Dealers (NASD) Over the Counter Bulletin Board, symbol NESS. On March 6, 1998, Ness held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares from 50,000,000 to 200,000,000 shares and authorized 10,000,000 Preferred Shares to the capitalization of Ness. Ness changed its name to Ness Energy International, Inc. effective July 6, 1999.

Until May, 2003, the business plans and operations of Ness were predominantly set by the principal member of Management, Hayseed Stephens. Mr. Stephens believed, and our Company adopted the business mission, that the business of Ness should be to explore Israel, to eventually locate a large supply of oil and gas, and most Company efforts should be in support of this. It was his vision that Ness could, and he believed would, succeed. In this regard, he traveled to Israel over 100 times, and in May, 2003, hours after returning from a long and difficult trip there, he died.

While is Israel, he spent much time establishing relations with consultants, government, oil and gas companies and sub contractors, lawyers, and others. Through his services and efforts or guidance, Ness was certified by the State of Israel as a Petroleum Works Contractor, our Company acquired many more shareholders and supporters, the Company completed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission (“SEC”), and a presence was created in Israel; the business community and key government offices came to know Ness, Ness developed close ties with persons there who remain in support of our efforts and our Company established an office there.

Current President and Business Activity

Following the death of Hayseed Stephens in May, 2003, the Board of Directors determined to engage Sha Stephens, Hayseed’s son, to be President and Chief Executive Officer (CEO). Sha is an experienced oil and gas industry executive having the same vision for Ness as his father Hayseed Stephens, but an aggressive new outlook to accomplish the work started by Hayseed. His background, experiences, and familiarity with Ness, including persons and firms working with Ness, are supported hand in hand with his own personal and business qualities: he is a hard working, straightforward family man. President Stephens developed a new business plan for our Company, called the New Outlook, and our current efforts are guided by this plan, though the plan is dynamic being subject to change and renewal as we progress the Company. Under the guidance of President Sha Stephens, since coming into office in May, 2003, we have accomplished many business pursuits including: acquiring various exploration interests in Texas and building supportive infrastructure to assist us, acquiring Israeli oil and gas exploration rights from Israeli companies, establishing good relations with Wall Street which includes use of offices at a Wall Street firm while in New York, changing accountants to a large North Eastern auditing firm, restructuring our corporate offices into a more modern mode including new computers, and starting numerous negotiations with various persons and firms here and in Israel involving potential capital and asset transactions.

Current Business Plans and Pursuits

The current business plan of the Company is directed to development and execution of oil and gas exploration pursuits in the oil rich State of Texas, and also in the Middle East, specifically Israel. We are focused upon the need to generate cash flow, abide by business fundamentals, including financial audits, build shareholder value, maintain corporate formalities, follow guidance of our advisors, lawyers, accountants and other professionals, and otherwise conduct ourselves correctly as a U.S. public company. Our plan is to concentrate on efforts domestically, primarily in Texas, and overseas, primarily Israel, and acquire rights and interests in oil and gas projects in both places. Further, we seek to generate cash flow and success as most oil and gas companies in Texas, but also to eventually locate a large supply of oil and gas in Israel. We, not in contrast but in support, are guided by our beliefs that God has ordained Israel to be abundantly prosperous, and that historical support exists for our belief that a large supply of oil and gas exists in Israel. However, our beliefs and plans are subject to risks and in no way are expressed as a statement of fact that God supports us, or that you should supplement or supplant normal business analysis or decisions with religious beliefs or conclusions.

The Company is directing its efforts to the development of not only oil and gas wells that we presently hold, but our plans also include merger and acquisition transactions with companies that possess established cash flow, existing well bores with multiple zones of interest yet to be exploited. These candidates must also possess additional acreage for in field drilling and preferably be in areas of the country that have a proven track record of long lived reserves. We will use these properties, wells and reserves as part of our plan to build a company based on good assets, good cash flow, good reserved and deals that make sense. In generating cash flow, we expect to be able to go forth and carry out the mission, or the vision if you will, of possibly locating a vast, yet untapped, petroleum resource in the country of Israel.

We are focused on the need to build a company that is stable, and strong beginning at the foundation where we try to employ the finest persons available. We are also currently seeking additional employees and consultants. Management has an open door policy where the gift and talents of these, current staff persons, are utilized in morning meetings where Management listens and discusses any concerns relating to day to day business. We abide by basic business fundamentals and the focus on integrity as we follow the guidelines of advisors, lawyers, accountants and other industry professionals in conducting our business in a manner as required as a US public company.

Ness plans is to make the most of our existing properties and extract every possible revenue dollar available. We hope to do the same in Israel. Our plan is to increase cash flow to allow us the means to operate professionally day by day and to be able to acquire those prospects that make sense while being focused on building operations in Israel.

In the course of acquiring and reworking wells, our plan is to aggressively drill on our properties, though we need capital to fully do so. Having established a home base here in North Texas and operations in Israel, we plan on expanding our horizon. This first expansion will be focused on South Texas along what is considered the Gulf Coast. From there we plan to expand to Northern New Mexico, Southern Utah and Colorado and stake our claim in the Rocky Mountains; all of this so that we will possess the necessary strength and stamina in potential cash flow to drill in Israel and see the Company vision fulfilled. We are continuing to rework well bores in Texas. whose reserves in and only in the zone has been that they were originally completed in other words open up a new zone in the well bores in the hopes of ushering in new gas zones and separating new reserves in these wells. We are planning to branch out of this area into South Texas and capture wells that can be re-entered in a costly manner and put on production where we will recover from two (2) to six (6) billion cubic feet per well. These domestic activities are being pursued to establish cash flow and stability that will be the basis for our development of our business mission in Israel.

We are dedicated to exploring in Israel. Ness is no longer looking at ourselves as a one well company seeking to drill a well in Israel sometime later. Now, we are a company that is planning to acquire, drill, expand and produce for many, many years both here and in Israel. We have geological, geophysical, seismic and most importantly, biblical indications of where in Israel a super natural deposit could be and plan on drilling on that location, hence the need to build the foundational base that has been discussed. On July 11, 2003, our Company completed a purchase, through its operations and interests in Israel, of equipment for oil and gas exploration and production including recovery. The property includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, large truck, piping, and pumps. Many of the items are new, in original crates, balance being in good working condition. The purchase price was $118,000 and paid in full. The property was then stored in Israel, and the Company was advised of full delivery of all items at the storage facility. Our beliefs and plans are subject to risk and in no way should a reader supplant normal business analysis or decisions with religious beliefs or conclusions. Though we believe that Israel is a place where science and the bible shake hands, we remain a business subject to business risks, the need for capital, and no assurance we will be able to find oil and gas there or that we will be profitable or successful.

Our business plan is also tied into the need for capital besides cash flow. We are reviewing plans and continue efforts to raise capital to help fund our various operations until we reach, if possible, the position of being able to self finance from cash flow. The first major effort was to establish relations with investment bankers with international knowledge and an acceptance of our beliefs and plans. Trips were made to New York and from New York to Texas for this purpose and we have had discussions with many persons and companies. We plan to continue this effort. We are also looking at venture capital opportunities and joint ventures. We also strive to keep investors informed about Company happenings by press releases, updating our web site which has a survey and feed back section and periodic President letters. Also, our president answers e-mail and phone calls as best as he can. We are working toward a partnership with an independent oil and gas type firm to help us develop our current leases by drilling and producing in the Barnett Shale which permeates the Fort Worth Basin in Texas and has been projected to be the largest gas field in the nation.

For 2003, Ness revenues were derived from several gas fields in Texas and gross revenues for 2003 were $107,711 compared to $21,237 for 2002.

Israel Background

For a better understanding of why we believe Israel may be a source of tremendous oil and gas reserves, please consider this. Management’s opinion has been, and remains, that, even though Israel contains much of the same type of hydrocarbon formations as the remainder of the productive Middle Eastern countries, normally present as a pre-cursor to the detection of oil reserves, geo-politics has played a major role in the non-exploration of potential oil resources in Israel. More importantly, there is no evidence of commercial hydrocarbon productivity in the specific geographic area of our interest, though some evidence exists in the region. By 1980 twenty-two wells had been drilled, by others, in this region. Of these twenty-two wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant, valid test of geological premise. Since 1980, more than 17 wells have been drilled and at least 11 of those have produced free oil. In one area alone, 18 million barrels of oil was recovered, a place called the Heletz Field. In the last ten years, more seismic, magnetic and gravity surveys have been run by third parties and though none conclusively confirm oil is present, Management is of the opinion that oil is indeed recoverable once focused exploration and drilling is undertaken, though there is no assurance this belief will prove correct.

Ness has access to information collected by Israeli oil and gas concerns and consultants. This includes seismic line data and analysis, engineering reports, geological and geophysical surveys; also, from the drilling of test wells, well logs, drill stem tests, and well core hole cuttings. Ness also has three geological and geophysical surveys completed and this data has added significantly to our knowledge base.

Competition and Markets

The oil and gas industry is highly competitive in all of its phases, with competition for favorable prospects being particularly intense. Ness believes price, geological and geophysical skill and familiarity within an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. Ness competes with independent operators and occasionally major oil companies, many of which have substantially greater technical and financial resources than Ness.

States, countries and other jurisdictions in which Ness has operations and plans to have new operations regulate the exploration, development, production and prices on the sale of oil and gas. For example, the Federal Energy Regulatory Commission regulates the sale of natural gas production sold in interstate commerce and the U.S.

Government regulates the price on oil. Markets for, and value of, oil and gas discovered are dependent on such factors as regulation, including well spacing and production allowable, import quota competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of Ness.

On December 31, 2002, 40-degree oil (good gravity crude) was selling for approximately $28.00 per barrel, and was $29.00 per barrel for December 31, 2003. Prices also vary according to gravity. Natural gas prices were approximately $4.55 per MCF (thousand cubic feet) on December 31, 2002 and $5.78 per MCF on December 31, 2003.

Foreign Taxes and United States Tax Credits

Ness’s income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (“Code”). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in Ness’s taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

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

Definitions

Below we define certain words, as may be used by us in our documents, to be helpful to our readers.

“Gravity” is a measure of the density of oil. As defined in the petroleum industry, a higher gravity corresponds to a lower density. Gravity of crude oils range from about 12 degrees (heavy oil) to 60 degrees (distillate or gasoline-like oil). Lower gravity oils are generally worth less, and they may require unconventional technology to produce.

“Gross production” is total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

“MCF” or “MCFG” means, respectively, thousand cubic feet and thousand cubic feet of gas.

“Spudded in” means, as to a site, drilling an oil or gas well has commenced.

“Working interest” means all or a fractional part of the ownership rights granted by a concession or lease. The working interest, or a part thereof, pays all costs of operation and is entitled to the gross production less royalties retained by the grantor or lessor and less other royalties or non-operating interests created and assigned from the working interest.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Offices

One office building on one-half acre of land, Willow Park, Texas.
One office building and storage facility on 11.4 acres of land Willow Park, Texas mortgage balance on this property at 12/31/03 — $101,618
One office unit in a building – Natanya Israel.

Oil and Gas Lease Interests

69.83% Working Interest in 581 acres Parker County, Texas
50.00% Working Interest in 334 acres Parker County, Texas
100.00% Working Interest in 5791 acres Parker County, Texas
100.00% Working Interest in 429 acres Palo Pinto County, Texas

Ness does not own the land on which it has the working interests. The Company has the rights to the minerals contained in the land, primarily potential oil and gas. (See Disclosure of Oil and Gas Operations below for more detail).

Disclosure of Oil and Gas Operations

Ness has a working interests in gas leases, both located in Texas and identified below:

(1) Reserves Reported to Other Agencies

        No reserves were reported to other federal agencies.

(2) Production	2001	2002	2003

Natural Gas Per MCF
Coffey/Greenwood Field
A) Average sales price	$3.77	$2.61	$4.27
B) Average production cost	$1.23	$1.29	$2.10
Moby Dick Field (11-1-02 & 10-1-03)
A) Average sales price	--	$3.66	$4.57
B) Average production cost	--	$0.96	$1.56
Graford South Field (10-1-03)
A) Average sales price	--	--	$3.85
B) Average production cost	--	--	$1.96

(3)     Productive wells and acreage at December 31, 2003

Gas Wells
A. Gross Wells	9
B. Net Productive wells	5.75
C. Gross acres	2480.03
D. Net acres	2137.88

(4)     Undeveloped acreage at December 31, 2003

A. Coffey/Greenwood Gas Field
      (1) Gross acres
      (2) Net acres

B. Moby Dick Gas Field
      (1) Gross acres
      (2) Net acres

C. D. H & R Conglomerate Gas Field
       (1) Gross acres
       (2) Net acres

D. Coleen Gas Field
       (1) Gross acres
       (2) Net acres

E. Byrd Gas Field
       (1) Gross acres
       (2) Net acres

F. Weatherford S.W. Gas Field
       (1) Gross acres
       (2) Net acres

G. Leiskar Atoka Gas Field
       (1) Gross acres
       (2) Net acres

3577 3577 298 298 171 171 40 40 90 90 72 72 407 407

Drilling activity	2001	2002	2003
A. Number of net productive wells drilled	0.0	0.0	0.0
B. Number of dry exploratory wells drilled	0.0	0.0	0.0
C. Number of net productive development
wells Drilled	0.0	0.0	0.0
D. Number of dry development wells drilled	0.0	0.0	0.0

Gas Reserves

Listed below is the estimated proved natural gas reserves and estimated future net revenues of Ness and attributable to Ness’s net revenue interests in the Greenwood Gas Field located in Parker County, Texas. Such estimated reserves are based upon an evaluation report prepared by Yeager Engineering of Fort Worth Texas and reviewed by Certified Petroleum Engineer John Weaver of Arlington, TX.

PROVED GAS RESERVES

December 31, 2003

	Gas (MCF)	Future Net Income	Standardized Measure (discounted future cash flow)
Total proved reserves	15,204,347	$63,164,116	$20,404,004

We had proved producing reserves of 129,309 MCF at December 31, 2003.

Future net cash flow and standardized measure of discounted future cash flow are calculated as follows:

(a)	Future cash inflows are computed by applying year end prices of oil and gas relating to the company’s proved reserves to the year end quantities of those reserves.

(b)	Future development and production costs are computed by estimating the expenditure to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

(c)	Future income tax expense (N/A due to the low volume and the large net loss carry-forward.)

(d)	Future net cash flow are the result of subtracting future development and production costs from future cash inflows.

(e)	Discount amount is computed by using a discount of 10% a year to reflect the timing of the future net cash flows relating to proved oil and gas reserves.

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

ITEM 3. LEGAL PROCEEDINGS.

Ness is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Ness has been threatened.

In July 2000, a complaint was filed in District Court of Ector County, Texas demanding payment of a $325,000 commission on the purchase of an Ideco 3000 drilling rig by Ness from Interfab, Ltd. (Cho-Taw, Inc., Bob Hawk dba Bob Hawk & Associates, and Lynne E. Thomas v. Ness Energy International, Inc. and Interfab, Ltd., Case No. 00-1018-JTM). In October,2003, the case ended with Ness winning.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Ness’s common stock is traded on the Over the Counter Bulletin Board, under the symbol of “Ness”. The range of closing prices shown below cover the last two fiscal years of the Ness. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended December 31, 2003

	High	Low
Quarter Ended December 31, 2003	$0.51	$0.36
Quarter Ended September 30, 2003	$0.69	$0.22
Quarter Ended June 30, 2003	$0.31	$0.13
Quarter Ended March 31, 2003	$0.42	$0.25

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended December 31, 2002

	High	Low
Quarter Ended December 31, 2002	$0.47	$0.27
Quarter Ended September 30, 2002	$0.71	$0.33
Quarter Ended June 30, 2002	$0.58	$0.25
Quarter Ended March 31, 2002	$0.75	$0.52

Holders of Common Equity

        As of March 24, 2003, Ness had approximately 3293 shareholders of record of its common stock.

Dividends

Ness has not declared or paid a cash dividend to stockholders since it was originally organized. The Board of Directors presently intends to retain any earnings to finance Ness operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon Ness’s earnings, capital requirements and other factors.

Equity Securities Sold Without Registration

The following securities of the Registrant were sold without Registration for the period ending December 31, 2003:

(1)	On November 19, 2003, the company issued 66,667 restricted shares of its common stock as an escrow payment on an oil and gas lease based on the average price on the date of the agreement.

(2)	On December 2, 2003, Ness sold 200,000 restricted shares of its common stock to a third party, based on the closing price on the date of the agreement, by 50% plus $0.07.

(3)	On December 16, 2003, the company sold 17,000 restricted shares of its common stock to a third party based on the closing price on the date of the agreement, by 50% plus $0.07.

(4)	On December 18, 2003, Ness issued 1,350,000 restricted shares of its common stock in establishment of a benefit plan to employees based on the average price on the date of issue less 10%.

(5)	On December 18, 2003, the company issued 875,000 restricted shares of its common stock to retained consultants based on the average price on the date of issue.

General Information.

        All of the above noted shares were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchaser of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During 2001, $114,386 of unproved property was impaired and added to the capitalized costs. No impairment was required in 2002 and 2003.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. There was no provision required in 2002 or 2003 as a result of this limitation on capitalized costs.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment’s of properties are accounted for as adjustments of capitalized costs with no loss recognized.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Results of Operations

(a) Revenues

Operating revenues for the twelve months ended December 31, 2002 were $21,237 on a production volume of 7099 MCF of natural gas with an operating loss of $1,948,620. Operating revenues for the year ended December 31, 2003 were $107,711 a 407% increase from 2002, on a production volume of 24,029 MCF with and operating loss of $2,299,771. The 407% increase in revenue is the combined result of a 31% decrease in natural gas production from the Greenwood area owned in both periods, $61,288 or 651% increase from leases in the Old World Area not owned until November 2002, the acquisition of Hesed Energy (Hesed) April 1, 2003 with $16,879 and the acquisition of leases from Sha Stephens, Inc. on October 1, 2003 with $18,959. Also contributing to the revenue increase was a 50% increase in natural gas prices from $2.99 per MCF in 2002 to $4.48 in 2003.

(b) Costs and Expenses

Costs for the twelve months ended December 31, 2003 increased by $34,138 or 425% to $42,176 as compared to $8038 for the corresponding period ended December 31, 2002. This increase is almost entirely due to the natural gas volume from the Old World Area not owned until 11/1/02, the Hesed acquisition on 4/1/03 and the acquisition on 10/1/03 of the properties from Sha Stephens Inc.

General and administrative expensed increased in 2003 by 24% or $431,466 to $2,256,505 as compared to $1,825,039 in 2002. The increase is the combined result of higher salary expense due to additional personnel and salary increases and the establishment of an employee benefit plan partially offset by lower professional fees and lower travel cost.

(c) Litigation Settlement

Litigation settlement cost in 2002 was $115,500 compared to 0 in 2003. Ness agreed to settle a lawsuit by Petty International Development Corp. in April 2002 by issuing 275,000 shares of its common stock which was 72.5% less than the plaintiff demanded.

(d) Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increase from $21,280 in 2002 to $108,801 in 2003. This increase is due to the acquisition of Hesed and the new gas lease acquired in April 2003, and the establishment of Ness Operating also in 2003.

(e) Other Income (Expense)

Other Income (Expense) reflects a decrease in other expense of $105,695 from ($151,230 in 2002 to ($45,533) in 2003. The decrease is the result of lower interest expense due to the elimination of a large portion of debt.

(f) Net Loss

The company had a net loss of $2,345,764 for the twelve months ended December 31, 2003 compared to a net loss of $2,099,850 for the same period in 2002 representing ($0.03) and ($0.04) per share respectively. The increase of $245,414 in net loss is the combined result of increased net revenue and the litigation settlement in 2002 offset by increased depreciation and depletion and increased general and administrative expense.

Liquidity and Capital Resources

On October 18, 2002 the U.S. Securities and Exchange Commission declared effective the Ness SB-2 Stock Registration. This registration contains a $20 million funding commitment from an investor over a three year period with Ness being able to access funds based upon the price of its common stock, its trading activity and subject to other conditions. During 2003, Ness obtained approximately $1,586,787 through the sale of stock to this investor. The Company received approximately $239,000 through debt, net of repayments of debt, and received services of approximately $738,000 through the issuance of its common stock

The Company plans to continue to raise capital through the private placement of company stock, debt, and, eventually, through public offerings. Management intends to use the proceeds from debt or any equity sales to further develop oil and gas reserves in the United States and in Israel. Ness believes that these actions will enable Ness to carry out its business plan and ultimately to achieve profitable operations.

Income Tax Matters

Prior to 1998, Ness’s last income tax return was filed for 1984 and it showed total operating loss carryforwards at that time of $645,484. It is believed that Ness generated additional operating loss carryforwards as Ness’s business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to the changes in control, it is believed that the benefits from utilization of any of these carryforwards would be extremely limited. Management has decided that the cost of researching the timing of transaction and preparing income tax returns to document the loss carryforwards for the unfiled years would not be a cost effective use of resources available to Ness. In view of this decision, these potential loss carryforwards have been discounted and are considered to be of no value.

Ness had loss carryforwards of $2,205,884 in the year ended December 31, 2002 and $1,770,404 for the year ended December 31, 2003. As of December 31, 2003, Ness had total loss carryforwards of $10,086,542. Ness’s net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

Year Expiring
2011 2012 2018 2019 2020 2021 2022 2023	$ 977 1,549 103,820 1,990,843 1,515,185 2,497,880 2,205,884 1,770,404

Inflation

Ness’s management does not believe that inflation has had or is likely to have any significant impact on it’s operations.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, Ness’s business strategies, continued growth in Ness’s markets, projections, and anticipated trends in Ness’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on Ness’s expectations and are subject to a number of risks and uncertainties, certain of which are beyond Ness’s control. Ness cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for Ness’s products, competitive pricing pressures, changes in the market price of ingredients used in Ness’s products and the level of expenses incurred in Ness’s operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. Ness disclaims any intent or obligation to update “forward looking statements.”

ITEM 7. FINANCIAL STATEMENTS.

Financial statements for the twelve month periods ended December 31, 2003 and 2002 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As set forth in recent Form 8-K and amendment filings with the SEC, Ness recently changed accountants.

ITEM 8a CONTROLS AND PROCEDURES

As of December 31, 2003 an evaluation was performed under the supervision and with the participation of the company’s management including the CEO and the CFO, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the company’s management including the CEO and CFO, concluded that the company’s disclosure controls and procedures need to be improved. Another accounting person is being employed to assist the CFO. The CEO and CFO are to meet twice a week and the CEO is in contact daily with legal counsel to insure compliance. The CFO is to ensure proper documentation of all company activities to achieve more adequate control over the operation and documentation of the company’s activity in Israel, a new administrator and assistant were retained. Virtually all funds in the Israel bank accounts were transferred to the U.S. bank and documentation has been sent to Israel to acquire all records. There have been no significant changes in the company’ internal controls or in other factors that could significantly effect internal controls subsequent to December 31, 2003.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The names, ages, and respective positions of the Directors and executive officers of Ness are set forth below. The Directors named below will serve until the next annual meeting of Ness’s stockholders and until their successors are duly elected and have qualified. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist. There are no legal proceedings involving the officers and Directors of Ness. Mr. Hayseed Stephens, deceased, and Mrs. Mary Gene Stephens were husband and wife; and Sha Stephens is the son of Hayseed and Mary Gene Stephens, and there are no other family relationships between the Directors and officers.

(a) PRESIDENT AND CHIEF EXECUTIVE OFFICER:

(I) Sha Stephens, President and CEO

Sha Stephens, age 41, started his positions as President, C.E.O. and as a Director on May 30, 2003. From July 2002, until becoming the new President of our Company, he headed the Ft. Worth Basin Field operations for Aruba Petroleum, Inc., an independent oil and gas company. He specifically worked the Barnett Shale operation in North Central Texas. Duties included: all aspects of oil and gas operations from landowner negotiations to staking and platting locations, drilling supervision, completions, pipeline projects and gas allocation. From April 2001 to July 2002, he was President of CenTex Oilfield Services, Inc., a private oil and gas company he owned operating wells in Texas, Oklahoma, Louisiana and Mississippi. From June 1999 to April 2001, he was President and Chief Operating Officer of Comanche Energy, Inc., a publicly traded oil and gas company. From February 1996 to approximately June of 1999, he was President of Sha Stephens, Inc., specializing in drilling, completion, workovers, production, acquisitions, gas compression and transportation.

(II) Harold “Hayseed” Stephens, past President, CEO/Director, who served for a partial period during the year ended December 31, 2003, specifically January 1, 2003, to May 16, 2003, his death.

Mr. Stephens, age 65 at death, had over 40 years’ experience in oil and gas exploration. He graduated from Hardin Simmons University in 1961 with a bachelor of science degree. He played professional football for the New York Titans before returning to Texas to enter the oil business. He founded Hayseed Stephens Oil, Inc. on August 15, 1983, as controlling shareholder to conduct domestic oil and gas operations in Texas and Oklahoma. Mr. Stephens also incorporated Ness of Texas in November, 1998, and Hesed Energy International, Inc. in October, 1993, both private companies, to conduct domestic oil and gas explorations. He remains majority and controlling shareholder of both. In the 1984-1985 period, Mr. Stephens leased 400,000 acres at the Dead Sea in Israel. He was a 25% working interest owner along with Israeli partners Paz Group P.O.E.C., Seismic Oil Corporation, and Israel National Oil Company in a $50 million drilling project. Mr. Stephens was elected chairman of the technical committee by the partners. The well was capped after the drill bit twisted off at 5858', and crude oil plunged to $8.50 per barrel.

(b)     Mary Gene Stephens, Secretary/Treasurer.

Mrs. Stephens, age 64, has been involved in office administration and day to day bookkeeping and correspondence for Hayseed Stephens Oil, Inc. and Ness for the past fifteen years. Mrs. Stephens has also been involved in preparing drilling proposals and joint interest billing and income distribution.

(c)     Richard W. Nash, Director.

Mr. Nash, age 59, received a bachelor of science degree in 1970 from East Texas State University. He earned a masters of education degree from the same institution in 1971. In 1980, Mr. Nash was awarded a doctor of education degree from Texas A&M University — Commerce. Mr. Nash has been pastor of the Victory Temple Church in Enloe, Texas since 1988. Victory Temple is associated with The Living Way Ministries, Willow Park, Texas. During the past five years, Mr. Nash, who is retired from school administration, has assisted Mr. Stephens in his ministry in South Africa, as well as in Israel. From 1980 to 1994, Mr. Nash was Assistant Superintendent of Prairieland Integrated School District until his retirement.

(d)     Mark L. Bassham, Director.

Mark Bassham, age 44 is a veteran Texas peace officer with eighteen years’ experience and is also a minister of the gospel. He holds the distinction of being the youngest person ever to be elected to the position of local county sheriff, in Hopkins County, where he served until 1990, before being commissioned by the Texas Department of Public Safety as a Special Texas Ranger. In 1990, Mr. Bassham then joined the Texas and Southwestern Cattle Raisers’ Association as an investigator. Assigned to a twelve county District in Northeast Texas, he investigates all types of agricultural crimes. As Associate Pastor at Victory Temple Church in Enloe, Texas he heads the church’s cattle project with Canaan Land Restoration of Israel, Inc. This project will aid the State of Israel in establishing a beef cattle industry in the Holy Land.

(e)     Robert E. Lee, Jr., Chief Financial Officer/Controller.

Mr. Lee, age 62, received his Bachelor of Science degree in accounting from Northwestern Louisiana State University in 1965. He began his career in the energy industry in July 1965, when he was employed by Tenneco. He moved to Charter International Petroleum in late 1966 and joined Amerada Hess Corporation, a fully integrated petroleum company, as accounting supervisor in 1971. He transferred to Hess Oil Virgin Islands Corporation in 1976 as Operations Accounting Manager. In 1978, he became Controller of Independent Refining Company until August 1981, when he joined Pride Refining (later changed to Pride Companies, L.P.) where he served as division controller and corporate controller in 1995 until October 31, 1999. Mr. Lee joined Ness Energy International, Inc. in November 1999 as Controller. He was promoted to Chief Financial Officer in April, 2000.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires Ness’s directors, certain officers and persons holding 10% or more of Ness’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of Ness’s common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish Ness with copies of all Section 16(a) forms they file.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

						Long-term compensation
		Annual compensation				Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other annual compen- sation	Restricted stock award(s)	Securities under- lying options/ SARs	LTIP payouts	All other compen- sation
		($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Sha	2003	$78,125 (1)	0	0	0	0
Stephens,	2002	$0	0	0	0	0	0
President	2001	$0	0	0	0	0	0

Hayseed	2003	$25,000 (2)	0	0	0	0	0
Stephens,Past	2002	$60,000	0	0	0	0	0	0
President	2001	$60,000	0	0	0	0	0	0

Mary Gene	2003	$60,500	0	0	0	0	0
Stephens,	2002	$36,000	0	0	0	0	0
Sec./Treas	2001	$36,000	0	0	0	0	0	0

Bob Lee,	2003	$96,200	0	0	0	0	0
CFO/	2002	$87,600	0	0	0	0	0	0
Controller	2001	$86,400	0	0	0	0	0

(1)     Sha Stephens was employed in May 2003.
(2)     Hayseed Stephens died in May 2003.

All compensation and other arrangements between Ness and its officers and directors are approved by a compensation committee of the board of directors, a majority of whom are to have no affiliation or relationship with Ness other than as directors.

Other Compensation

(a)     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of Ness in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2003 provided for or contributed to by Ness.

(b)     No remuneration is proposed to be paid in the future directly or indirectly by Ness to any officer or director since there was no existing plan as of December 31, 2003 which provides for such payment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of Ness’s common stock as of December 31, 2003 (99,478,980 shares outstanding) by (i) all stockholders known to Ness to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all Directors and executive officers of Ness, individually and as a group:

Title of Class	Name and Address of Beneficial Owner (1)(8)	Amount of Beneficial Ownership	Percent of Class (5)
Common	Sha Stephens (2)(3)(6)
Stock	4201 East Interstate 20,	20,526,760	20.63%
	Willow Park, Texas 76087

Common	Mary Gene Stephens(3)(4)(7)
Stock	4201 East Interstate 20,	20,638,355	20.75%
	Willow Park, Texas 76087

Common	Bob Lee(3)
Stock	4201 East Interstate 20,	435,311	.44%
	Willow Park, Texas 76087

Common	Richard Nash(2)
Stock	4201 EastInterstate 20,	355,000	.36%
	Willow Park, Texas 76087

Common	Mark L. Bassham(2)
Stock	4201 East Interstate 20,	165,000	.16%
	Willow Park, Texas 76087

Common	Shares of all Directors and
Stock	executive officers as a group	42,120,426	42.34%
	(5 persons)

(1)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, to our knowledge.

(2)	Director

(3)	Executive Officer

(4)	Includes 11,832,507 shares of deceased husband Hayseed Stephens

(5)	The percentages are rounded for presentation, and are based as a percentage of a total of 99,478,980 shares outstanding as of December 31, 2003.

(6)	The share holdings include 20,100,260 shares held in the name of Hayseed Stephens Oil, Inc., which is controlled by Mary Gene Stephens, principal shareholder, and Sha Stephens President.

(7)	Does not include shares held by affiliates of Mrs. Stephens.

(8)	Does not consider 36,000,000 shares to be issued to Sha Stephens for the acquisition of certain rights. See, Certain Relationships and Related Transactions.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)     Effective January 1, 2000, the agreement with Hesed Energy was amended (dated November 20, 2000) whereby Ness now rents office space from Hesed and provides management and general and administrative services to Hesed. Ness pays rent of $350 per month and receives $3,000 per month for management and services. The amended agreement was effective through December 31, 2001. An agreement with Hesed effective January 1, 2003 through December 31, 2003 whereby Ness provides management to Hesed for $1000 per month and Hesed provides office space to Ness for $1000 per month.

(b)     Hayseed Stephens Oil, Inc., collects the net oil and gas revenues from Ness’s properties and remits the funds to Ness. In addition, Ness has entered into an agreement with Hayseed Stephens Oil, Inc. whereby Ness receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002 and was extended through March 31, 2003 when it was cancelled. At December 31, 2002 and 2001, Ness was owed $101,048 and $67,329, respectively and are included in accounts payable- related party.

(c)     On April 25, 2003, our company, Ness Energy International, Inc., by agreement reached with Hesed Energy International, Inc., a Texas corporation (“Hesed”), effected a closing whereby we acquired Hesed utilizing our stock to buy Hesed. Subject to audit, the assets of Hesed include cash on hand of about $1,000, transportation equipment of about $10,000, land and buildings located in Willow Park, Texas where the current corporate offices of our company are located, and documentation and research on oil and gas exploration. We established the acquisition in the form of a stock for stock exchange, exchanging shares from our company for shares in Hesed. For a certificate of a total of 10,460,488 shares of our stock delivered to Hesed in the name of Hesed Energy International, Inc., we supplied consideration for an agreement to obtain from Hesed the issued and outstanding stock, along with ownership and control, of Hesed. We believe Hesed will supply the ownership from utilizing the shares given to Hesed in an exchange with it’s own shareholders stock, with the majority shareholder of Hesed being Mr. Hayseed Stephens, past President of our company. Hesed is in the process of supplying us with the shares due from Hesed along with audited financial statements. The manner of determination of the price to pay for Hesed was the determination of the Board of Directors of our company with the advice and counsel of consultants taking into consideration our stock, the assets of Hesed, our position to not pay cash but utilize shares of stock of our company, and the opinions of our Directors as to the matter. Our past President, Mr. Hayseed Stephens, who is both the President and majority shareholder of Hesed, abstained from the Board discussions and voting. The business of Hesed is oil and gas exploration and any physical assets that will pass over, due to the transaction, will be retained and utilized for such purposes.

(d)     On April 25, 2003, Ness Energy International, Inc., by agreement reached with Ness of Texas International, Inc., a Texas corporation (“TexasNess”), effected a closing whereby we acquired TexasNess utilizing our stock to buy TexasNess. Subject to audit, the assets of the TexasNess include a receivable of approximately $617,000 from Hesed, cash on hand of about $1,000 and documentation and research on oil and gas exploration. We established the acquisition in the form of a stock for stock exchange, exchanging shares from our company for shares in TexasNess. For a certificate of a total of 3,841,200 shares of our stock delivered to TexasNess in the name of Ness of Texas International, Inc., we supplied consideration for an agreement to obtain from TexasNess the issued and outstanding stock, along with ownership and control, of TexasNess. We believe TexasNess will obtain these shares to supply the ownership utilizing the shares given to TexasNess in an exchange with it’s own shareholders, with the majority shareholder of TexasNess being Mr. Hayseed Stephens, President of our company. TexasNess is in the process of supplying us with the shares due from TexasNess along with audited financial statements. The manner of determination of the price to pay for TexasNess was the determination of the Board of Directors of our company with the advice and counsel of consultants taking into consideration our stock, the assets of TexasNess, our position to not pay cash but utilize shares of stock of our company, and the opinions of our Directors as to the matter. Our past President, Mr. Hayseed Stephens, who is both the President and majority shareholder of TexasNess, abstained from the Board discussions and voting. The business of TexasNess is oil and gas exploration and any physical assets that will pass over, due to the transaction, will be retained and utilized for such purposes.

(e)     On March 31, 2003, the Board of Directors ratified an agreement by the Company, dated effective December 31, 2003, to purchase working interests in oil and gas leases from Sha Stephens for $11,684,856. The actual property transfer was deemed effective October 1, 2003 and an independent evaluation was prepared by Yeager Engineering and verified by certified engineer John Weaver P.E. The amount is offset by amounts due from Mr. Stephens with the resulting liability to be settled by issuance of the Company’s common stock in 2004.

The stock, to be paid by Ness under the Agreement, is restricted under SEC Rule 144. The purchase price is the sum of 36,000,000 shares of restricted common stock. All certificates of stock will bear a standard SEC Rule 144 legend. The Seller shall be restricted from resale of the stock, as a significant restriction on value, per law and regulations. Ness guarantees Stephens shall be permitted to recognize, through the sale of the stock that is the Purchase Price, only exception being SEC rules and regulations applicable to resale by an insider while Stephens is an insider, which includes Rule 144, a return, exclusive of commissions, of at least $11,500,000 by December 31, 2013. Also, Stephens guarantees it shall not be subject to any of the following events: bankruptcy filing by Ness, common stock stops trading for any reason of more than 10 business days, Ness, materially, sells or disposes its assets or ceases to do business or suffers the filing of any lawsuit against it which in any way could result in an order effecting its assets or a monetary amount of over $500,000. Stephens shall be permitted to record a security interest or have Ness execute additional documents to supply such security on these issues.

(f)     On April 22, 2003, the company issued 11,312,523 restricted common stock to Hayseed Stephens and Hayseed Stephens Oil Inc. in settlement of debt of $2,876,450 less $104,305 due from these parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

EXHIBIT INDEX

Number	Description
3.1 3.2 3.3 3.4 3.5 4.1 4.2	Articles of Incorporation, dated January 30, 1979 (incorporated by
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

4.3 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 10.12 10.13 10.14 10.15 10.16	Investment Agreement between Ness and Dutchess Private Equities Fund,
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

10.17 10.18 10.19 10.20 10.21 10.22 10.23 10.24 10.25 10.26 23.3 23.4 23.5 31.1 31.2 32.1 32.1	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated December
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
filed on November 14, 2002).

Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated
September 27, 2002(incorporated by reference to exhibit 10.23 of the
Form 10-QSB filed on November 14, 2002).

Amendment of Promissory Note to Hayseed Stephens dated December 30,
2002, (incorporated by reference to exhibit 10.24 of the Form 10KSB filed on March 31, 2003).

Amendment of Promissory Note to Hayseed Stephens Oil, Inc. Dated
December 30, 2002, (incorporated by reference to exhibit 10.25 of the Form 10KSB filed on March 31, 2003).

Agreement between the Company and Sha Stephens, President, on acquisition, dated effective December 31, 2003.

Robert Glenn, Petroleum Engineer, Lindon Exploration Company, The
Woodlands, Texas Incorporated by reference to Ness's Form 10-KSB and
Amendment, on file with the SEC, for the fiscal year ended December 31,
2001.

 Oil & Gas Property Evaluation as of October 1, 2003 by Richard Yeager,
 Petroleum Engineer, Yeager Engineering Company, Fort Worth, TX. And
 John C. Weaver, P.E. Arlington, Texas, Incorporated by reference to
 Ness's Form 10KSB for the year ended December 31, 2003 on file with the SEC.

 Proved Oil and Gas Reserve Report by Richard Yeager, Yeager Engineering
 of Fort Worth, TX. And John C. Weaver, P.E. Arlington, Texas, Incorporated
 by reference to Ness's Form 10KSB for the year ended December 31, 2003 on file with the SEC.

Certification of Officers dated August 19, 2002. (incorporated by reference to Exhibit 99.1 of the Form 10-QSB/A filed on August 20, 2002).

Certification of Officers pursuant to 18USC and 1350, section 906 of the
Sarbanes - Oxley Act of 2002 dated November 14, 2002. (incorporated by reference to Exhibit 99.2 of the Form 10-QSB filed on November 14, 2002).

Certification of CFO pursuant to section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2002. (incorporated by reference to exhibit
99.3 of the Form 10QSB filed on November 14, 2002).

Certification of CEO pursuant to section 302 of the Sarbanes - Oxley Act of 2002 dated November 13, 2002. (incorporated by reference to exhibit
99.4 of the Form 10 QSB filed on November 14, 2002).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2002, and 2003, respectively, for professional services of our pricipal accountant for the audit of our financials and reviews under Form 10-QSB, are: $17,500 and $26,000 respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2004	Ness Energy International, Inc. By: /s/ Sha Stephens Sha Stephens, President

In accordance with the Exchange Act, the Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Sha Stephens Sha Stephens /s/ Robert E. Lee, Jr. Robert E. Lee, Jr. /s/ Richard W. Nash Richard W. Nash /s/ Mark L. Bassham Mark L. Bassham	President(principal executive officer) /Director Chief Financial Officer (principal accounting officer) Director Director	April 14, 2004 April 14, 2004 April 14, 2004 April 14, 2004

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Financial Statements
December 31, 2003

Ness Energy International, Inc. and Subsidiaries
Index to the Financial Statements
December 31, 2003 and 2002

Page
Independent Auditor's Report	F-1
Financial Statements
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-27
Independent Auditor's Report on Supplementary Information	F-28
Supplemental Financial Information on Oil and Gas Exploration,
Development and Production Activities (Unaudited)	F-29-31

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Ness Energy International, Inc. and Subsidiaries
Willow Park, Texas

We have audited the accompanying consolidated balance sheet of Ness Energy International Inc. and Subsidiaries (a development stage company) (the Company) as of December 31, 2003, and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended and cumulative amounts since reentering the development stage on January 1, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ness Energy International, Inc. and Subsidiaries (a development stage company) at December 31, 2003, and the results of its operations and its cash flows for the year then ended and cumulative amounts since reentering the development stage on January 1, 1998, in conformity with accounting principles generally accepted in the United States of America.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 6, 2004

INDEPENDENT AUDITOR’S REPORT

To the Shareholders
Ness Energy International, Inc.
Willow Park, Texas

We have audited the accompanying statements of operations, changes in stockholders’ equity and cash flows of Ness Energy International, Inc. (a development stage company) (the Company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ness Energy International, Inc. (a development stage company) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2002 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 6, 2003

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2003

Assets
Current Assets
Cash	$356,467
Accounts receivable - trade	19,937
Accounts receivable - related parties	94,197
Note receivable - related party, current	77,412
Investments - available for sale	62,200
Prepaid expenses	63,512
Inventories	5,000
Deposits	3,300

Total Current Assets	682,025
Property and Equipment
Property and equipment, net	1,677,434
Oil and gas properties - full cost method:
Oil and gas properties, unproved	247,041
Oil and gas properties, proved	12,279,086

12,526,127
Less accumulated depreciation and depletion	(120,945)

Net oil and gas properties	12,405,182

Total Property and Equipment	14,082,616
Goodwill	3,123,220

Total Assets	17,887,861

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	202,052
Accounts payable - related parties	11,692,056
Asset retirement obligation, current	4,858
Current portion - long term debt	274,857

Total Current Liabilities	12,173,823
Asset retirement obligation, non-current	43,901
Long-term debt	392,468
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized, 99,478,980 shares issued
and outstanding	21,527,935
Paid-in capital	31,500
Retained deficit prior to reentering the development stage January 1, 1998	(2,630,233)
Deficit accumulated since reentering the development stage January 1, 1998	(12,885,991)
Accumulated other comprehensive income	62,200
Deferred compensation	(827,742)

Total Stockholders' Equity	5,277,669

Total Liabilities and Stockholders' Equity	$17,887,861

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
Years Ended December 31, 2003 and 2002

	2003	2002	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Revenues
Oil and gas revenues	$107,711	$21,237	$220,159

Expenses
Lease operating expenses	30,515	5,250	59,156
Production taxes	8,089	1,497	16,290
Compression expenses	3,572	1,291	15,092
Depreciation, depletion and amortization	108,801	21,280	235,183
Litigation settlement	--	115,500	1,508,400
General and administrative expenses	2,256,505	1,825,039	9,962,707

Total Operating Expenses	2,407,482	1,969,857	11,796,828

Operating Loss	(2,299,771)	(1,948,620)	(11,576,669)
Other Income (Expense)
Interest expense	(6,955)	--	(6,955)
Interest expense - related party	(45,136)	(152,151)	(316,722)
Impairment of investments - available-for-sale	--	--	(1,000,000)
Other income	6,558	921	14,815

Loss Before Income Taxes and Cumulative	(2,345,304)	(2,099,850)	(12,885,531)
Effect of Accounting Change
Income Taxes	--	--	--
Cumulative Effect of Accounting Change	(460)	--	(460)

Net Loss	$(2,345,764)	$(2,099,850)	(12,885,991)

Net Loss Per Weighted Average Share:
Loss Before Income Taxes and Cumulative	$(0.03)	$(0.04)	$(0.21)
Effect of Accounting Change
Income Taxes	--	--	--
Cumulative Effect of Accounting Change	--	--	--

Net Loss	$(0.03)	$(0.04)	$(0.21)

Weighted Average Shares Outstanding	87,030,525	59,511,620	60,330,113

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2003 and 2002

	Common Stock Shares Amount		Paid-In Capital	Accumulated Deficit Prior to Reentering Development Stage January 1, 1998	Accumulated Deficit Since Reentering Development Stage January 1, 1998	Accumulated Other Comprehensive Income	Contracts Requiring Net-Share Settlement	Deferred Consulting	Total
Balance January 1, 2002	57,784,235	$9,334,489	$--	$(2,630,233)	$(8,440,377)	$80,000	$814,829	$(515,829)	$(1,357,121)
Issuance of common stock for:
Future services	1,740,000	912,905	--	--	--	--	(425,250)	(487,655)	--
Oil and gas property	145,615	90,281	--	--	--	--	(267,265)	--	(176,984)
Services	730,518	299,966	--	--	--	--	(23,550)	--	276,416
Cash	1,095,740	210,178	--	--	--	--	--	--	210,178
Lawsuit settlement	275,000	115,500	--	--	--	--	--	--	115,500
Recognition of services
performed for common stock	--	--	--	--	--	--	--	1,003,484	1,003,484
Net change in unrealized
depreciation on
securities available for sale, net of tax effect of $0	--	--	--	--	--	(39,600)	--	--
Net loss	--	--	--	--	(2,099,850)	--	--	--
Total comprehensive loss	--	--	--	--	--	--	--	--	(2,139,450)

Balance December 31, 2002	61,771,108	10,963,319	--	(2,630,233)	(10,540,227)	40,400	98,764	--	(2,067,977)
Issuance of common stock for:
Future services	2,948,000	1,149,630	--	--	--	--	(50,500)	(1,099,130)	--
Oil and gas property	153,219	47,498	--	--	--	--	(48,264)	--	(766)
Property and equipment	6,061	3,600	--	--	--	--	--	--	3,600
Services	1,460,525	528,583	--	--	--	--	--	--	528,583
Employee benefits	1,370,000	471,900	--	--	--	--	--	--	471,900
Cash	6,155,856	1,586,787	--	--	--	--	--	--	1,586,787
Shares issued in acquisition of subsidiaries	14,301,688	4,004,473	--	--	--	--	--	--	4,004,473
Shares issued to extinguish related party debt	11,312,523	2,772,145	--	--	--	--	--	--	2,772,145
Recognition of services
performed for common stock	--	--	--	--	--	--	--	271,388	271,388
Issuance of stock purchase warrants	--	--	31,500	--	--	--	--	--	31,500
Net change in unrealized
appreciation on
securities available for sale, net of tax effect of $0	--	--	--	--	--	21,800	--	--
Net Loss	--	--	--	--	(2,345,764)	--	--	--
Total comprehensive loss	--	--	--	--	--	--	--	--	(2,323,964)

Balance December 31, 2003	99,478,980	$21,527,935	$31,500	$(2,630,233)	$(12,885,991)	$62,200	$--	$(827,742)	$5,277,669

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended December 31, 2003 and 2002

	2003	2002	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Cash Flows From Operating Activities
Net Loss	$(2,345,764)	$(2,099,850)	$(12,885,991)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation, depletion, and amortization	108,801	21,280	235,183
Cumulative effect of change in accounting principle	460	--	460
Accretion of interest on plugging and abandonment liabilities	1,898	--	1,898
Recognition of services performed for stock	271,388	1,003,484	3,215,793
Loss on impairment of investments	--	--	1,000,000
Stock issued for:
Services	528,583	215,461	1,371,829
Employee benefits	471,900	--	471,900
Lawsuit settlement	--	115,500	115,500
Donations	--	--	3,242
Change in operating assets and liabilities:
Accounts receivable - trade	(13,375)	(6,562)	(19,937)
Accounts receivable - related parties	(207,459)	29,394	(237,695)
Prepaid expenses	(63,512)	--	(63,512)
Inventories	(5,000)	--	(5,000)
Deposits	(300)	7,384	(3,300)
Accrued expenses	183,881	(89,476)	1,610,603
Accounts payable - related party	130,945	(11,293)	189,066

Net Cash Used in Operating Activities	(937,554)	(814,678)	(4,999,961)
Cash Flows From Investing Activities
Repayments of related party notes receivable	(4,320)	--	(4,320)
Capital expenditures	(600,620)	(196,877)	(800,255)

Net Cash Used in Investing Activities	(604,940)	(196,877)	(804,575)
Cash Flows From Financing Activities
Payment of offering costs	--	(39,031)	(39,031)
Proceeds of debt - related party	188,900	768,000	2,733,657
Proceeds from other long term debt	250,000	--	250,000
Repayments on long term debt	(199,767)	--	(199,767)
Cash received from sale of common stock	1,586,787	310,164	3,416,144

Net Cash Provided by Financing Activities	1,825,920	1,039,133	6,161,003

Net Change in Cash	283,426	27,578	356,467
Cash, Beginning of Period	73,041	45,463	--

Cash, End of Period	$356,467	$73,041	$356,467

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 1. Nature of Business, Organization and Basis of Presentation

Ness Energy International, Inc. (the Company), a Washington corporation, has been involved in the exploration and development of oil and gas reserves. The Company’s main businesses of energy and real estate were essentially abandoned by late 1985 due to insufficient operations and capital to support ongoing cash requirements. Between 1985 and 1996 there were no filings with the SEC. An agreement was reached in late 1997 for a change in management control of the Company and the required filings were made to allow the stock to resume trading.

The Company is reentering the exploration and development of oil and gas reserves under the new management. However, due to the exhaustion of all assets prior to the change in management, the Company is deemed to have reentered the development stage as of January 1, 1998.

In April 2003, the Company acquired substantially all the net assets of two affiliated companies, Hesed Energy International, Inc, (“Hesed”) and Ness of Texas, Inc. (Ness of TX”) through issuance of common stock (see Note 3 — Business Combinations). Consequently, these entities became wholly owned subsidiaries of the Company.

In October 2003, the Company acquired a number of oil and gas leases from an officer of the Company (see Notes 6 and 9). In addition, the Company formed a new wholly owned subsidiary, Ness Operating of Texas, Inc. (“Ness Operating”), which now collects net oil and gas revenues from a majority of the Company’s properties and remits the funds to the Company.

The 2002 financial statements were prepared on a going concern basis, which contemplated realization of assets and liquidation of liabilities in the ordinary course of business. The Company is in the development stage, had limited capital resources, and insignificant revenue and losses from operations. The Company’s ability to continue operations on a going concern basis was dependent upon its ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. Management plans to raise capital through the private placement of company stock, debt, and through public offerings. In March 2004, the Company reached an agreement to sell an undivided 85% interest of certain leasehold interests of the Company for an amount in excess of $1,000,000 (see Note 15). During 2002, the Company obtained access to an equity line of credit. Under this agreement, the other party agrees to purchase a variable number of shares up to the number that will provide a maximum of $20,000,000 in funds, effective until April 23, 2005. The Company has the discretion to deliver “put notices” to the other party, which serve as the obligation to purchase shares from the Company. The put notices are calculated as 200% of the average daily trading volume for 20 days prior to the put notice multiplied by the average of the three closing bid prices prior (but not less that $15,000). There must be a minimum of 8 days between closing and additional put notices. The other party, upon receipt of the put notice(s), must purchase shares equal to 15% to 20% (at the discretion of the Company) of any trading volume during “pricing period” (five days after put notice given) multiplied by 96% of the average of the three lowest closing bid prices or the total put amount.. Management intends to use the proceeds from the above sources to further develop oil and gas reserves in the United States and in selected foreign countries. The Company believes that these actions, along with the increased production from oil and gas reserves acquired during 2003, will enable the Company to carry out its business plan and ultimately to achieve profitable operations. Based upon these conditions, any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

Note 2. Summary of Significant Accounting Policies

      Principles of Consolidation

The consolidated financial statements include the accounts of Ness Energy International, Inc. and all of its wholly owned and majority-owned subsidiaries since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

      Investments in Securities

The Company has adopted Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. In accordance with Statement No. 115, the Company’s investments in securities are classified as follows:

Trading Securities — Investments in debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

Securities to be Held to Maturity — Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

Securities Available for Sale — Securities available for sale consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. All of the Company’s investments in securities are classified as available for sale.

Unrealized holding gains and losses on securities available for sale are reported as a net amount in accumulated other comprehensive income in stockholders’ equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific identification method.

      Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in North Central Texas. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. No impairment was required in 2003 or 2002.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As capitalized costs do not exceed the estimated present value limitation, the accompanying financial statements do not include a provision for such impairment of oil and gas property costs for the year ended December 31, 2003.

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset (proved oil and gas properties). The liability is accreted to its present value each period, and the capitalized cost is depleted over the useful lives of the respective properties. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

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

      Goodwill

Goodwill represents the excess of the purchase price of companies acquired over the fair market value of their net assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. For the years ended December 31, 2003 and 2002, the Company did not recognize any impairment loss related to goodwill (see Note 3.).

      Long-lived Assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

      Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight line basis over the estimated useful lives of the assets as follows:

Buildings	30 years
Automobiles	5 years
Furniture and fixtures	3-5 years

      Accounts Receivable

The Company recognizes receivables for oil and gas production to be received from the operator of its properties. As such, the Company is subject to the risk of loss from uncollectible accounts due to economic conditions and other factors.

The Company has not provided an allowance for doubtful accounts. The majority of the Company’s receivables are from related parties and all receivables considered doubtful have been charged to current operations. It is management’s opinion that no additional material amounts are doubtful of collection.

      Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. At December 31, 2003, inventories consist solely of pipe inventory held for use for future operations in Israel.

      Revenue Recognition

Oil and gas production sales are recorded upon receipt of remittance advices from purchasers of the production and upon accrual based on estimated unreceived production revenues and related production taxes at the financial statement date. Such estimates take into consideration production volumes, revenue interests, sales price histories and appropriate reductions.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

      Income Taxes

Deferred taxes are recognized for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

      Cash and equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Contracts Settled in the Company’s Common Stock

For financial instruments entered into after May 31, 2003, the Company has classified all instruments applicable under the scope of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as liabilities. The financial instruments issued by the Company after May 31, 2003 fall under the scope of the above statement due to the fact that the underlying contracts are financial instruments other than outstanding shares that embody a conditional obligation that the Company must settle by issuing its own equity shares, and, at inception, the monetary value of the obligation is based solely on a fixed monetary amount known at inception. At December 31, 2003, $11,636,744 has been recognized in current liabilities pursuant to such financial instruments. For financial instruments entered into before May 31, 2003, the Company followed the guidance under EITF Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, whereby contracts that required net-share settlement (in the Company’s specific cases, in unregistered shares), are classified as equity. At December 31, 2002, the Company had recorded in equity $98,764 for asset purchase and consulting agreements settled in 2003 with 273,343 unregistered shares.

      Basic Loss Per Common Share

The loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the year. The effect of any conversion of convertible debt, warrants or common stock subscriptions has not been included as doing so would be antidilutive.

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

Depletion was calculated based on engineers’ estimates of reserves and the unproved property was evaluated based on its future potential. It is reasonably possible that these estimates may change materially in the near term.

      Financial Instruments

Financial instruments consist principally of cash, investments, accounts receivable — trade, accounts receivable — related parties, deposits, accounts payable, and accounts payable — related parties. Recorded values approximate fair values due to the short maturities of these instruments.

      Concentrations of Credit Risk

The Company regularly maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

The Company received 100% of its operating revenues from a single customer in 2003 and 2002. The risk of loss on the related receivables is mitigated due to the size and strength of the customer.

      Securities Issued for Property and Services

The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company’s stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered, property received or the fair value of the equity instruments issued, whichever is more reliably measurable. Securities issued for property and services amounted to 5,937,805 in 2003 and 2,616,133 in 2002. The underlying fair value of the common shares averaged $0.37 and $0.50 per share, respectively. During 2003, the Company also issued stock purchase warrants in connection with long-term debt (see Note 8).

      Reclassification

Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 financial statement presentation. Such reclassifications had no effect on income.

      New Accounting Pronouncements Standards Implemented

Effective January 1, 2003, Ness Energy International, Inc. adopted FASB Statement No. 143, as required. The cumulative effect on net income of adopting FASB Statement No. 143 is not material (see Note 6.). At the time of adoption, total assets increased approximately $8,000, and total liabilities increased approximately $8,000. The amounts recognized upon adoption are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Previous accounting standards used the units-of-production method to match estimated future retirement costs with revenues generated from the producing assets. In contrast, FASB Statement No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying producing assets, the impact on net income in the near term is not expected to be material.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 2. Summary of Significant Accounting Policies (Continued)

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for contracts entered into or modified after June 30, 2003. The implementation of this statement did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The statement is effective for financial instruments entered into or modified after May 31, 2003. Due to the implementation of this standard, the Company has recognized a total of $11,636,744 in current liabilities for contracts to be settled in shares of the Company’s common stock (see Note 6, Accounts Payable — Related Parties).

Note 3. Business Combinations

On April 11, 2003, the Company entered into a business combination with two companies related by common ownership (Hesed and Ness of TX — see Note 1), acquiring 100% of the net assets of each for a total of 14,301,688 shares of restricted stock. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $3,123,220. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the Hesed reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2003.

The results of operations of Hesed and Ness of TX are included in the consolidated statements of operations for the year ended December 31, 2003 from the date of acquisition.

Following is a combined condensed balance sheet as of the acquisition date disclosing the amounts assigned to each major asset and liability caption of the acquired companies:

	Hesed	Ness of TX	Total
Assets
Note Receivable-Related Party	$73,092	$--	$73,092
Land, Building and Equipment, net	1,044,501	--	1,044,501
Oil & Gas Properties - Proved, net	153,138	--	153,138
Goodwill	3,123,220	--	3,123,220
Other Assets	27,494	781	28,275

Total Assets	4,421,445	781	4,422,226

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company
Notesto Financial Statements

Note 3. Business Combinations (Continued)

	Hesed	Ness of TX	Total
Liabilities and Stockholders' Equity
Current Liabilities	5,642	11,011	16,653
Long Term Debt	401,100	--	401,100

Total Liabilities	406,742	11,011	417,753

Common Stock	4,014,703	(10,230)	4,004,473

Total Liabilities and Stockholders Equity	$4,421,445	$781	$4,422,226

Pro forma results of operations as if the business combination had been completed at the beginning of the periods presented are as follows:

	2003	2002
Revenues	$117,254	$44,501
Loss before cumulative effect of accounting change	(2,353,331)	(2,162,407)
Cumulative effect of accounting change	(460)	--

Net Loss	(2,353,791)	(2,162,407)

Earnings per share:
Loss before cumulative effect of accounting change	(0.03)	(0.03)
Cumulative effect of accounting change	--	--

Net Loss	(0.03)	(0.03)

Note 4. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At December 31, 2003, the investment has an unrealized gain of $62,200.

        The Company had no sales of investments during 2003 or 2002.

        Changes in other comprehensive income related to investments for the years ended December 31 are as follows:

	2003	2002
Other comprehensive income:
Holding gain (loss) arising during the period	$21,800	$(39,600)

Change in unrealized gain (loss) on securities available for sale	$21,800	$(39,600)

Note 5. Property and Equipment

        Property and equipment are comprised of the following at December 31, 2003:

Land and buildings	$1,333,279
Transportation equipment and vehicles	186,335
Drilling equipment	113,000
Water farm	34,352
Furniture and fixtures	124,280

1,791,246
Less accumulated depreciation	(113,812)

$1,677,434

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 5. Property and Equipment (Continued)

        Depreciation expense was $69,462 and $13,825 for the years ended December 31, 2003 and 2002, respectively.

During 2003, it was determined that an asset captioned under furniture and fixtures was impaired. For the year ended December 31, 2003, the Company has recognized an impairment loss of $7,679 based on the estimated recoverable amount that will be refunded by the asset’s vendor, less related costs to return the item, resulting in an adjusted carrying amount of $15,000. The loss is aggregated in the General and Administrative expense caption of the income statement for 2003.

Note 6. Accounts Payable — Related Parties

At December 31, 2003, Accounts Payable — Related Parties consisted of amounts due to related parties that by contract are to be settled in shares of the Company’s stock. This debt consists of the liability for the purchase on October 1, 2003 of oil and gas leases from an officer of the Company in the amount of $11,624,744 (cost of properties at $11,684,856 offset by amounts due from the officer of $60,112), accrued bonuses to an officer of $12,000, loans from an affiliate of $51,502 and other advances from officers of $3,810, for a total of $11,692,056. Pursuant to the agreement to purchase the oil and gas leases, the Company has guaranteed the related party, upon the subsequent sale of the shares that will represent the purchase price, a return, exclusive of commissions, of at least $11,500,000 by December 31, 2013. The related party may record a security interest or compel the Company to otherwise securitize the above.

Note 7. Asset Retirement Obligations

Pursuant to FASB Statement No. 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for abandonment of oil and gas producing facilities from January 1, 2003 (implementation date) forward. The present fair value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the period, and the capitalized cost of $45,976 is being depleted over the useful lives of the respective wells. Upon initial implementation, the Company recognized $460 for the cumulative effect of the change in accounting principle due to accretion from acquisition date to the implementation date less depletion recapture due to the estimated salvage values of the properties. The Company evaluated 28 wells (20 acquired during 2003), and has determined a range of abandonment dates between July 2004 and December 2023 and a total salvage value of $53,333. The following represents pro-forma presentation of the amount of the retirement obligation at the beginning and end of the year ended December 31, 2003:

Beginning balance, January 1, 2003	$8,002
Liabilities incurred during the period	38,859
Liabilities settled during the period	--
Accretion of interest	1,898
Revisions of estimate	--

Ending balance, December 31, 2003	$48,759

Due to the anticipated immaterial effect of applying Statement No. 143 to the prior year, the Company has not disclosed pro forma income statement effects as calculating the estimates is deemed impracticable.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 8. Long-Term Debt

        Long-term debt consists of the following at December 31, 2003:

Long-term debt consists of the following at December 31, 2003:
Loan payable, with a face value of $250,000 less discount due to detachable stock purchase warrants of $31,500 (see below), imputed interest of at 5% at December 31, 2003, due 4/29/04 (due date was extended 60 days by mutual agreement of the parties); Loan is secured by 1,531,250 shares of the Company's common stock; The share amount that serves as collateral is adjustable if the Company's stock price decreases below $0.25 per share. Fees for services during the initial loan
period of $52,912 and accrued interest of $2,088 were paid at 2/29/04	$218,500
Mortgage note payable, bearing interest at 7.75% , due 5/15/13, with minimum monthly payments of $1,270; Note is secured by
buildings with a net book value of $372,121	101,618
Auto note payable, bearing interest at 6%, due 10/16/06, with monthly payments of $895; Note is secured by vehicle with a
net book value of $32,690	27,839
Auto loan payable, bearing interest at 5.75%, due 1/7/07, with monthly payments of $734; Loan is secured by vehicle with a
net book value of $26,229	24,173
Loan advances payable for well project in Israel; repayment
contingent on regaining drilling rights in the area; holders were
initially given the option of debt or capital contribution	294,231
Revolving equipment line payable, bearing interest at 13.4%
with monthly payments of $400; Note is secured by equipment
with a net book value of $5,147 and was paid in March 2004	964

667,325
Less: current portion	(274,857)

$392,468

Interest expense of $45,136 and $152,151 was recorded on the related party notes for the years ended December 31, 2003 and 2002, respectively. The related notes were paid during 2003 via issuance of stock.

The 150,000 stock purchase warrants issued in conjunction with the debt due Mapletree, Inc. (above), are exercisable from time to time from date of issuance based on an exercise price equivalent to 80% of the average closing price of the common stock for the five days prior to exercise. The warrants expire on December 31, 2006. The total shares issuable are contingent on the exercise price and certain antidilution and other adjustments and must be reserved for issuance by the Company; the warrants are callable if the closing price equals or exceeds $0.60 per share for any five consecutive days. If such conditions are present, the Company has 10 days to give notice to holder, and the warrants may be exercised within nine days from the date of notice (expiring after the nine day period). The proceeds of the debt were allocated between the debt and warrants based on their relative fair values. The fair value of each warrant ($0.21) was calculated via the Black-Scholes model for the value of a theoretical call option, utilizing the exercise price as calculable five days from issuance, based on the term of three years, no dividend yield, a risk-free interest rate of 4.5% and expected volatility of 60%.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 8. Long-Term Debt (Continued)

At December 31, 2003, Ness Operating, on behalf of the Company, has established a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas, as required by the state in order for the Company to perform oil and gas operations within the jurisdiction of the Railroad Commission.

        Total maturities of long-term debt are as follows:

2004	$274,857
2005	26,173
2006	26,120
2007	10,363
2008	10,402
Thereafter	350,910

Total	$698,825

Note 9. Related Party Transactions

Effective January 1, 2000, the Company entered into agreements with a company related through common ownership whereby the Company rents office space from the related party and provides management and general and administrative services to the related party. For the year ended December 31, 2003, the Company paid rent to this related party of $1,000 per month and received $1,000 per month in management fees from this related party. The Company acquired this related party, now a wholly owned subsidiary, Hesed, in April 2003. As a result $9,000 of the related management fees and rent for 2003 were eliminated in consolidation. For the year ended December 31, 2002, the Company had paid rent of $350 per month and received $3,000 per month for the management and general and administrative services from this related party. The amounts received are recorded as a reduction of general and administrative expenses in the accompanying financial statements. The amended agreement was effective through December 31, 2001, however, the agreements continued through the year ended December 31, 2002 on a month to month basis.

Effective January 1, 2003, the Company entered into an agreement with this related party whereby the Company received $1,650 per month as reimbursement for management, accounting, telephone and copier services through March 31, 2003. The amounts received were recorded as a reduction of general and administrative expenses in the accompanying financial statements. During 2002, the Company entered into an agreement with this related company whereby the Company received $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. This agreement was effective through December 31, 2002.

Also during 2003, the Company entered into a contract to purchase oil and gas leases from an officer for the estimated value of the properties $11,684,856 offset against amounts due from the officer of $60,112. The resultant liability is to be settled in the Company’s common stock in 2004 (see Note 6.).

Accounts receivable — related party and accounts payable — related party at December 31, 2003 consist of amounts due or payable from the items above.

During 2002 and 2003, a company related through common ownership collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. Late in 2003, the Company formed Ness Operating as a wholly owned subsidiary to perform the above function.

On April 22, 2003, the Company issued 11,312,523 shares of restricted stock as full settlement of related party notes payable and accrued interest thereon totaling $2,876,450 offset by amounts due from the related parties of $104,305.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 10. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $6,955 and 44,601 ($0 and 44,601 to related parties) in 2003 and 2002, respectively. No income taxes were paid during the years ended December 31, 2003 or 2002.

        Noncash investing and financing activities for the years ended December 31, 2003 and 2002 are as follows:

In January 2003, the Company issued 153,219 shares of its common stock in acquisition of an oil and gas lease. The cost of the lease was recorded at $47,498 based on the average stock price on the date of issuance.

In April 2003, the Company issued 14,301,688 shares of its common stock in acquisition of its subsidiaries, Hesed and Ness of Texas. The Company acquired net assets with a fair value of $881,253 in the transaction, resulting in recorded goodwill of $3,123,220 for the excess of the fair value of the shares issued over the fair value of the net assets acquired.

In April 2003, the Company issued 11,312,523 shares of its common stock to related parties in settlement of related party debt of $2,733,657 and related party accrued interest of $142,793, offset by related party receivables of $104,305.

        In August 2003, the Company issued 6,061 shares of its common stock to acquire equipment valued at $3,600.

In October 2003, the Company acquired oil and gas interests valued at $11,684,856 from a related party for related party debt offset by amounts receivable from the related party totaling $60,112. By agreement, the resultant related party payable of $11,624,744 will be settled in the Company’s common stock in 2004.

In December 2003, the Company recorded a $31,500 discount on long-term debt issued with detachable stock purchase warrants (see Note 8), with the corresponding credit charged to paid in capital.

During 2003, the Company recorded $45,976 in asset retirement obligations and the corresponding increase to oil and gas properties to be measured for impairment.

        Also in 2003, the Company acquired two vehicles by incurring long term debt, as follows:

Total of purchase prices	$62,384
Less: cash downpayments	(8,800)

Total amount financed via auto loans	$53,584

In February 2002, the Company issued 145,615 shares of its common stock for an oil and gas lease. The cost of the lease was recorded at $90,281 based on the average stock price on the date of issuance.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 11. Income Taxes

Prior to 1998, the Company’s last income tax return was filed for 1984 and it reflected total net operating loss carryforwards at that time of $645,484. It is believed that the Company generated additional operating loss carryforwards as the Company’s business wound down in 1985 and 1986. However, no income tax returns have been filed during the period from 1985 through 1993. Due to the changes in control discussed in Note 1, it is believed that the benefits from utilization of any of these carryforwards would be extremely limited.

Management has decided that the cost of researching the timing of transactions and preparing income tax returns to document the loss carryforwards for the unfiled years would not be a cost effective use of resources available to the Company. In view of this decision, these potential loss carryforwards have been discounted and are considered to be of no value. The disclosures presented below include the activities of the Company since 1994.

        A reconciliation of statutory tax rates to the Company’s effective tax rates follows:

	2003	2002
Benefit at statutory rates	(34)%	(34)%
Losses not providing benefits	34%	34%

Effective rate	-%	-%

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 11. Income Taxes (Continued)

The deferred tax assets are comprised primarily of the Company’s net operating loss carryforwards and impairment recorded on investments.

	2003	2002
Net operating loss carryforward	$3,429,424	$2,827,487
Impairment on investments	340,000	340,000
Other	6,476	25,950
Less valuation allowance	(3,775,900)	(3,193,437)

Net deferred tax asset	$--	$--

The Company’s net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

Year Expiring
2011	$977
2012	1,549
2018	103,820
2019	1,990,843
2020	1,515,185
2021	2,497,880
2022	2,205,884
2023	1,770,404

        The net change in the valuation allowance during 2003 is as follows:

Balance at beginning of year	$(3,193,437)
Balance at end of year	(3,775,900)

Net change	$(582,463)

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity

On March 6, 1998, the Company’s Certificate of Incorporation was amended to authorize the issuance of 10,000,000 shares of preferred stock and to increase the number of shares of the Company’s Common Stock authorized for issuance by 150,000,000 shares to a total of 200,000,000.

Information regarding the Company’s stock issuances from the date the Company reentered the development stage is as follows:

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
01/01/98 03/25/99 05/14/99 05/14/99 06/01/99 06/04/99 06/07/99 06/24/99 08/05/99 09/01/99 09/01/99 09/01/99 11/30/99 11/30/99 11/30/99 12/01/99	14,150,000 15,150 2,602,500 104,315 99,000 242,404 625,001 262,225 53,410 30,500 30,500 20,000 1,000 5,079 80,000 332,500	0.002 0.33 0.52 0.52 0.52 0.25 0.45 0.45 0.44 2.00 2.00 1.75 1.20 1.32 1.20 2.00	Oil and gas working interest

Services provided

Lawsuit settlement

Oil and gas working interest

Lawsuit settlement

Oil and gas lease

Cash
Cash
Promotional material

Automobile

Cash
Cash
Services provided

Services provided

Marketing activities in Israel

Cash	Other common stock
purchase transactions by
Hayseed Stephens in
January 1998
Average stock price
during period of service
Stock price on
settlement date in 1998
Stock price on date of
purchase
Stock price on
settlement date in 1998
Stock price based on
date of agreement in 1998

Stock price at date of
agreement
Stock price of common
stock in private offering

Closing stock price on
date of authorization by
Board of Directors
Average stock price
during period of service
Closing stock price on
date of authorization by
Board of Directors

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity (Continued)

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
12/17/99 12/31/99 03/21/00 03/21/00 03/24/00 03/31/00 06/30/00 07/01/00 09/06/00 09/20/00 09/25/00 09/30/00 09/30/00 10/10/00 10/10/00 10/12/00 10/13/00	15,000 156,800 100,000 100,000 780,488 40,000 11,725 250,000 50,000 24,256 21,154 3,472 3,786 6,154 100,000 7,560 11,111	2.00 2.00 1.24 1.24 1.28 1.45 1.23 0.83 1.36 1.15 1.18 1.13 0.98 0.81 1.02 0.93 0.90	Future consulting services over
twenty four months to an outside contractor for telecommunications support
Cash
Future consulting services

Future consulting services from
Curtis Swanson for six months of
assistance with SEC filings
1,000,000 common shares of
Restaurant Teams Int'l Inc.
Services provided

Services provided

Future consulting services from
an employee for assistance in
raising capital over one year
Future consulting service as a
retainer for legal services from
the Company's attorneys
Cash
Cash
Services provided

Services provided

Cash
Future consulting services from
Curtis Swanson for six months of
assistance with SEC filings
Cash
Cash	Stock price of common
stock in private offering

Average stock price on
day as a retainer for
legal of agreement
services from the
Company's attorney
Closing stock price on
date of authorization by
Board of Directors
Closing stock price on
day of agreement
Closing stock price on
date of authorization by
Board of Directors
Average stock price
during period of service
Average stock price on
date of agreement

Average stock price on
date of agreement

Average stock price
during period of service
Average stock price
during period of service

Average stock price on
date of issuance

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity (Continued)

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
11/14/00 11/16/00 11/20/00 11/21/00 11/21/00 12/15/00 01/09/01 01/09/01 01/30/01 03/14/01 03/23/01 06/08/01 08/22/01 08/22/01 08/30/01 09/05/01 09/05/01 10/11/01 10/29/01	23,000 5,000 5,714 50,000 100,000 10,870 50,000 150,000 85,000 5,000 100,000 400,000 150,000 41,099 70,306 200,000 26,800 67,000 100,000	1.00 1.00 0.88 0.90 0.90 0.92 0.86 0.86 0.94 0.64 0.64 1.44 1.07 1.02 1.12 1.06 1.06 1.03 0.96	Cash
Cash
Cash
Future consulting services as a
retainer for legal services from
the Company's attorney
Future consulting services from
two directors for six months of
assistance with the drilling of
the Israeli wells
Cash
Services provided

Future consulting services as a
retainer for legal services
Services provided

Charitable donation

Future consulting services as a
retainer for legal services
Lawsuit settlement and future
legal services
Three year consulting

Services provided

Services provided

Future consulting services

Services provided

Services provided

Future consulting services
related to acquisition of oil and
gas properties

Average stock price on
day of issuance

Average stock price on
day of issuance

Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of authorization by
Board of Directors
Average stock price on
date of issuance
Average stock price on
date of issuance
Stock price on
settlement date
Average stock price on
date of agreement with
employee of issuance
Average stock price
during period of service
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity (Continued)

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
01/03/02 01/03/02 01/30/02 02/07/02 02/20/02 03/07/02 03/07/02 04/19/02 05/01/02 05/17/02 05/30/02 05/30/02 06/06/02 06/07/02 06/18/02 07/12/02 07/18/02 08/01/02 08/08/02	400,000 50,000 85,000 50,000 145,615 30,000 27,000 275,000 41,665 15,700 15,500 60,000 22,830 10,000 71,000 16,700 750,000 20,000 50,000	0.98 0.71 0.73 0.72 0.62 0.59 0.59 0.42 0.35 0.35 0.34 0.34 0.37 0.36 0.36 0.58 0.36 0.45 0.43	Future consulting services
related to raising capital

Future consulting services

Services provided

Future legal consulting

Unproved oil and gas lease

Future legal consulting on date
of services
Future consulting services date
of related to oil and gas
properties
Lawsuit settlement

Legal services provided

Services provided

Services provided

Future consulting services date
of related to oil and gas
properties
Legal services provided

Future consulting services

Future legal consulting services

Legal services provided

Future consulting services date
of related to raising capital
Legal services provided

Services provided by a date of
related party for the oil and gas
properties	Average stock price on
date of approval by
Board of Directors
Average stock price on
date of issuance
Average stock price on
date of approval by
Board of Directors
Average stock price on
date of services issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance

Average stock price on
date of settlement
Average stock price on
date of settlement
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance

Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
issuance

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity (Continued)

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
8/13/02 8/27/02 9/5/02 9/27/02 10/1/02 10/10/02 10/10/02 10/21/02 11/12/02 11/21/02 11/27/02 12/02/02 12/11/02 1/6/03 1/7/03 1/9/03 1/28/03 1/28/03	27,000 43,000 58,823 14,000 70,000 235,000 62,300 146,000 369,421 374,038 34,000 65,000 352,281 107,200 18,000 153,219 201,404 140,000	0.41 0.40 0.38 0.35 0.35 0.35 0.37 0.33 0.29 0.30 0.37 0.35 0.26 0.31 0.31 0.31 0.31 0.34	Legal services provided

Future consulting services date of related to oil and gas properties approved by Board of Directors
Legal services provided

Future consulting services date of related to oil and gas properties
Legal services provided

Future consulting services date
of provided by a related party
for the oil and gas properties
Legal services provided

Legal services provided

Cash
Cash
Legal services provided

Legal services provided

Legal services provided

Legal services provided

Consulting services related to
oil and gas properties - approved
by Board of Directors
Unproved oil and gas lease

Cash
Future legal services to be
provided	Average stock price on date of issuance
Average stock price on date of issuance

Average stock price on date of issuance
Average stock price on date of issuance

Average stock price on date of issuance
Average stock price on agreement

Average stock price on date of issuance
Average stock price on date of issuance

Average stock price on date of issuance
Average stock price on date of issuance
Average stock price on date of issuance
Average stock price on date of issuance
Average stock price on date of issuance

Average stock price on date of issuance

Average stock price on date of issuance

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity (Continued)

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
1/31/03 1/31/03 2/4/03 2/14/03 2/25/03 2/26/03 2/27/03 2/28/03 3/4/03 3/10/03 3/18/03 3/20/03 3/28/03 3/31/03 4/1/03 4/4/03 4/9/03 4/11/03 4/22/03 4/22/03 4/22/03 5/2/03 5/7/03 5/8/03 5/14/03	16,500 50,000 322,849 333,787 40,000 458,217 110,000 3,000 82,000 536,246 5,000 539,439 37,000 708,790 80,000 11,000 669,120 14,301,688 756,598 100,000 11,312,523 730,752 122,695 200,000 681,654	0.35 0.27 0.25 0.26 0.38 0.29 0.31 0.38 0.31 0.27 0.30 0.30 0.30 0.26 0.29 0.31 0.25 0.28 0.23 0.26 0.25 0.24 0.24 0.27 0.23	Future consulting services
related to oil and gas properties
- approved by Board of Directors
Employee bonuses
Cash
Cash
Future legal services to be
provided
Cash
Future consulting services to be
provided
Consulting services related to
oil and gas properties - approved
by Board of Directors
Legal services provided

Cash
Consulting services provided

Cash
Legal services provided

Cash
Future legal services to be
provided
Future legal services to be
provided
Cash
Acquisition of subsidiaries

Cash
Future legal services to be
provided
Payoff of related party notes
payable
Cash
Employee bonuses
Future legal services to be
provided
Cash	Average stock price on
date of issuance

Market price less 10%

Average stock price on
date of issuance

Average stock price on
date of issuance
Average stock price on
date of issuance

Average stock price on
date of issuance

Average stock price on
date of issuance

Average stock price on
date of issuance

Average stock price on
date of issuance
Average stock price on
date of issuance

Average stock price on
date of issuance

Average stock price on
date of issuance
Average stock price on
date of issuance

Market price less 10%
Average stock price on
date of issuance

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity (Continued)

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
5/23/03 6/3/03 6/16/03 6/20/03 7/10/03 7/22/03 8/1/03 8/1/03 8/5/03 8/7/03 8/13/03 8/18/03 8/27/03 9/16/03 9/24/03 10/1/03 10/31/03 11/13/03 11/19/03 11/26/03 12/2/03	25,000 235,000 140,000 200,000 20,000 25,000 24,213 200,000 62,500 163,000 200,000 6,061 200,000 11,000 200,000 100,000 200,000 10,000 66,667 200,000 200,000	0.25 0.22 0.26 0.25 0.24 0.25 0.36 0.41 0.42 0.42 0.66 0.59 0.60 0.60 0.52 0.52 0.46 0.42 0.48 0.46 0.25	Future evaluation consulting
services to be provided
Future legal services to be
provided
Future consulting services to be
provided
Future legal services to be
provided
Employee Benefits

Future consulting services to be
provided
Employee bonuses
Future legal services to be
provided
Future legal services to be
provided
Future legal services to be
provided
Future legal services to be
provided
Purchase of equipment
Future legal services to be
provided
Future legal services to be
provided
Future legal services to be
provided
Future consulting services to be
provided
Future legal services to be
provided
Consulting services provided

Membership dues

Future legal services to be
provided
Cash
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Market price less 10%
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Fair value of equipment
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance
Average stock price on
date of issuance

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 12. Stockholders’ Equity (Continued)

Date Issued	Number of Shares	Value Per Share	Consideration Received	Basis for Valuation
12/4/03 12/11/03 12/16/03 12/17/03 12/18/03 12/18/03	100,000 28,750 17,000 20,000 875,000 1,350,000	0.46 0.41 0.30 0.41 0.39 0.35	Future legal services to be provided Legal services provided Cash Consulting services provided Consulting services provided Employee benefits	Average stock price on date of issuance Average stock price on date of issuance Average stock price on date of issuance Average stock price on date of issuance Market price less 10%

Since the Company reentered the development stage, 4,919,500 shares of its common shares have been issued for consulting services. The agreements provide for services to be performed over a fixed time period or for a specific dollar amount based on the price for which the shares can be sold. The shares issued were valued at the stock prices at the time of the agreements. Each agreement specifies the time period for which services will be rendered and whether there are any renewal provisions. The value of the stock issued has been recorded as deferred consulting in shareholders equity and is being recognized as an expense over the time period services are rendered. At December 31, 2003 there were outstanding deferred legal and consulting agreements, resulting in a balance of deferred compensation of $818,617.

On April 23, 2002, the Company entered an agreement whereby, up to 50,000,000 shares of the Company’s common stock can be sold to provide capital. Under the agreement, the Company may exercise a put by the delivery of a put purchase notice to the purchaser. The number of shares to be issued is determined by dividing the amount specified in the put purchase notice by the purchase price determined during a pricing period. The purchase price is 96% of the average of the three lowest closing bid prices of the Company’s common stock during the five trading days of the specified pricing period.

During 2003 and 2002, the company received $1,531,687 and $310,164, respectively, for the issuance of 5,938,856 and 1,095,740 shares, respectively, of the Company’s common stock under the agreement.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

Note 13. Commitments and Contingencies

The Company leases office equipment under an operating lease arrangement. Future minimum rent payments required under noncancelable leases in effect at December 31, 2003 are as follows:

2004	3,048
2005	1,778

$4,826

        Total lease expense during the years ended December 31, 2003 and 2002 was $3,420 and $2,159, respectively.

Note 14. Major Customers

The Company sells gas and natural gas liquids to one purchaser. However, management believes the competitive nature of the field and available marketing alternatives do not make the Company dependent on any single purchaser.

Note 15. Subsequent Events

On January 2, 2004, the Company issued 1,500,000 restricted shares of the Company’s common stock as consideration to acquire Lahava Limited Partnership, an Israeli limited partnership. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The cost of the acquired company, though not yet determined, will be based on consideration of the fair value of the net assets acquired and the estimated value of the stock issued. Goodwill from the transaction, if any, has yet to be determined.

On March 11, 2004, the Company entered into an agreement to sell an undivided 85% interest in certain oil and gas leasehold interests. The initial purchase price has been set at $1,050,000, based on $150 per net mineral acre, with a closing anticipated in April 2004. Appropriate adjustments will be made to the purchase price in the event the net leasehold mineral acres are in variance to the initial determination.

INDEPENDENT AUDITOR’S REPORT ON SUPPLEMENTARY INFORMATION

To the Board of Directors and Shareholders
Ness Energy International, Inc. and Subsidiaries
Willow Park, Texas

The supplementary information about oil and gas producing activities beginning on page 29 is not a required part of the basic financial statements of Ness Energy International, Inc. & Subsidiaries, but is supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 6, 2004

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)

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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
December 31, 2003 - proved developed reserves	61,940	15,204,347
December 31, 2003 - proved reserves	61,940	15,204,347
December 31, 2002 - proved developed reserves	--	159,554
December 31, 2002 - proved reserves	--	215,804
December 31, 2001 - proved developed reserves	--	107,990
December 31, 2001 - proved reserves	--	248,800

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
Reserves at December 31, 2001	--	248,800
Revisions of previous estimates	--	(95,897)
Production	--	(7,099)
Purchase of reserves in place	--	70,000
Reserves at December 31, 2002	--	215,804
Revisions of previous estimates	(105)	3,751,970
Production	--	(24,029)
Purchase of reserves in place	62,045	11,260,602
Reserves at December 31, 2003	61,940	15,204,347

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

SUPPLEMENTARY DATA (continued)

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Future cash inflows	$73,020,447	$747,600
Future production costs	(9,142,748)	(282,090)
Future development costs	(713,583)	(92,500)
Future income tax expense	--	--

Future net cash flows	63,164,116	373,010
10% annual discount	42,764,112	153,480

Standardized measure of discounted future cash flows	$20,400,004	$219,530

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Change in sales price and production costs	$264,052	$121,898
Change in estimated future development costs	200,590	41,352
Sales of oil and gas, net of production costs	(25,081)	(13,199)
Purchase of reserves in place	11,791,690	71,851
Accretion of discount	171,718	6,813
Net change due to revision in quantity estimates	7,785,751	(64,364)
Other	(8,246)	(12,951)

	$20,180,474	$151,400

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not necessarily represent management’s assessment of future profitability or future cash flow to the Company.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Financial Statements

SUPPLEMENTARY DATA (continued)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 2003, is as follows:

Unproved properties	$247,041
Proved properties	12,279,086
Accumulated depletion and depreciation	(120,945)

Net capitalized costs	$12,405,182

The costs, both capitalized and expensed, incurred in oil and gas producing activities during the years ended December 31, 2003 and 2002 are as follows:

	2002	2002
Property acquisition costs - unproved	$32,448	$159,213
Property acquisition costs - proved	11,862,286	75,000
Exploration and development costs	--	--

Total	$11,894,734	$234,213

Results of oil and gas operations in the aggregate for the years ended December 31, are as follows:

	2003	2002
Revenues	$107,711	$21,237
Compression expense	(3,572)	(1,291)
Production costs	(38,604)	(6,747)
Exploration costs	--	--
Depreciation, depletion and impairment	(39,339)	(7,454)
Income taxes	--	--

Net oil and gas income (loss)	$26,196	$5,745