Form 10QSB
period 2004-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2004-05-24
CIK 353634

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

Registrant’s telephone number: (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

As of May 21, 2004, the Registrant had 106,163,063 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format
(check one):             Yes [  ] No [X]

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2004
(Unaudited)

Assets
Current Assets
Cash	$168,701
Accounts receivable - trade	19,228
Accounts receivable - related parties	126,455
Note receivable - related party, current	78,858
Investments - available for sale	3,600
Prepaid expenses	6,337
Inventories	4,100
Deposits	3,300

Total Current Assets	410,579
Property and Equipment
Property and equipment, net	1,652,626
Oil and gas properties - full cost method:
Oil and gas properties, unproved	432,232
Oil and gas properties, proved	12,386,974

12,819,206
Less accumulated depreciation and depletion	(130,729)

Net oil and gas properties	12,688,477

Total Property and Equipment	14,341,103
Goodwill	3,760,243

Total Assets	18,511,925

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	513,623
Accounts payable - related parties	11,651,149
Asset retirement obligation, current	8,330
Current portion - long term debt	443,694

Total Current Liabilities	12,616,796
Asset retirement obligation, non-current	47,847
Long-term debt	417,575
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized, 103,079,817 shares issued
and outstanding	23,021,626
Paid-in capital	31,500
Retained deficit prior to reentering the development stage January 1, 1998	(2,630,233)
Deficit accumulated since reentering the development stage January 1, 1998	(13,622,460)
Accumulated other comprehensive income	3,600
Deferred compensation	(1,374,326)

Total Stockholders' Equity	5,429,707

Total Liabilities and Stockholders' Equity	$18,511,925

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Revenues
Oil and gas revenues	$36,169	$23,899	$256,328

Expenses
Lease operating expenses	8,248	4,357	67,404
Production taxes	2,180	1,733	18,470
Compression expenses	3,948	702	19,040
Depreciation, depletion and amortization	72,986	10,129	308,169
Litigation settlement	--	--	1,508,400
General and administrative expenses	668,256	364,782	10,630,963

Total Operating Expenses	755,618	381,703	12,552,446

Operating Loss	(719,449)	(357,804)	(12,296,118)
Other Income (Expense)
Interest expense	(23,472)	--	(30,427)
Interest expense - related party	--	(40,524)	(316,722)
Impairment of investments - available-for-sale	--	--	(1,000,000)
Other income	6,452	481	21,267

Loss Before Income Taxes and Cumulative	(736,469)	(397,847)	(13,622,000)
Effect of Accounting Change
Income Taxes	--	--	--
Cumulative Effect of Accounting Change	--	--	(460)

Net Loss	$(736,469)	$(397,847)	(13,622,460)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(58,600)	3,000	3,600

Comprehensive Loss	(795,069)	(394,847)	(13,618,860)

Net Loss Per Weighted Average Share:
Loss Before Income Taxes and Cumulative	$(0.01)	$(0.01)	$(0.22)
Effect of Accounting Change
Income Taxes	--	--	--
Cumulative Effect of Accounting Change	--	--	--

Net Loss	$(0.01)	$(0.01)	$(0.22)

Weighted Average Shares Outstanding	102,047,268	64,121,105	61,927,859

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2004
(Unaudited)

	Common Stock Shares Amount		Paid-In Capital	Accumulated Deficit Prior to Reentering Development Stage January 1, 1998	Accumulated Deficit Since Reentering Development Stage January 1, 1998	Accumulated Other Comprehensive Income	Deferred Consulting	Total
Balance
January 1, 1998	35,809,356	$2,630,233	$--	$(2,630,233)	$--	$--	$--	$--
Issuance of common stock	63,669,624	18,897,702	--	--	--	--	(3,947,889)	14,949,813
Recognition of services performed
for common stock	--	--	--	--	--	--	3,120,147	3,120,147
Issuance of stock purchase warrants	--	--	31,500	--	--	--	--	31,500
Net change in unrealized depreciation
on securities available for sale, net
of tax effect of $0	--	--	--	--	--	62,200	--
Net loss	--	--	--	--	(12,885,991)	--	--
Total comprehensive loss								(12,823,791)

Balance
December 31, 2003	99,478,980	21,527,935	31,500	(2,630,233)	(12,885,991)	62,200	(827,742)	5,277,669
Issuance of common stock for:
Future services	1,055,790	616,597	--	--	--	--	(616,597)	--
Services	789,123	158,824	--	--	--	--	--	158,824
Cash	255,924	88,270	--	--	--	--	--	88,270
Shares issued in acquisition of subsidiaries	1,500,000	630,000	--	--	--	--	--	630,000
Recognition of services performed for
common stock	--	--	--	--	--	--	70,013	70,013
Net change in unrealized appreciation on
securities available for sale, net of tax
effect of $0	--	--	--	--	--	(58,600)	--
Net Loss	--	--	--	--	(736,469)	--	--
Total comprehensive loss								(795,069)

Balance
March 31, 2004	103,079,817	$23,021,626	$31,500	$(2,630,233)	$(13,622,460)	$3,600	$(1,374,326)	$5,429,707

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003

	2004	2003	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Net Cash Used in Operating Activities	(153,895)	(223,083)	(5,065,586)
Cash Flows From Investing Activities
Repayments of related party notes receivable	--	--	(4,320)
Capital expenditures	(293,204)	(1,516)	(1,093,459)

Net Cash Used in Investing Activities	(293,204)	(1,516)	(1,097,779)
Cash Flows From Financing Activities
Payment of offering costs	--	--	(39,031)
Proceeds of debt - related party	--	148,700	2,733,657
Proceeds from other long term debt	149,975	--	399,975
Repayments on long term debt	(6,280)	(190,000)	(206,047)
Net cash acquired in business combination	27,368	--	27,368
Cash received from sale of common stock	88,270	669,424	3,416,144

Net Cash Provided by Financing Activities	259,333	628,124	6,332,066

Net Change in Cash	(187,766)	403,525	168,701
Cash, Beginning of Period	356,467	73,041	--

Cash, End of Period	$168,701	$476,566	$168,701

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Principles of Consolidation — The consolidated financial statements include the accounts of Ness Energy International, Inc. (the “Company”) and its wholly owned subsidiaries, Hesed Energy International, Inc. (“Hesed”), Ness of Texas, Inc. (“Ness of TX”), Ness Operating of Texas, Inc. (“Ness Operating”) and Lehava Neft and Gas Ltd. (“Lehava” — see below). All significant intercompany balances and transactions have been eliminated in consolidation.

In January 2004, the Company acquired substantially all the net assets of Lehava, an Israeli limited partnership, through issuance of common stock (see Note 3 — Business Combinations). Consequently, this entity became a wholly owned subsidiary of the Company.

Note 2. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At March 31, 2004, the investment has an unrealized gain of $3,600.

The Company had no sales of investments during 2004 or 2003.

Changes in other comprehensive income related to investments for the three months ended March 31 are as follows:

	2004	2003
Other comprehensive income:
Holding gain (loss) arising during the period	$(58,600)	$3,000

Change in unrealized gain (loss) on securities available for sale	$(58,600)	$3,000

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 3. Business Combination

On January 5, 2004, the Company entered into a business combination with Lehava, acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $637,023. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at March 31, 2004.

Lehava was established in July 2000, with the limited partnership formed in February 2001. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area. The results of operations of Lehava are included in the consolidated statements of operations for the three months ended March 31, 2004 from the date of acquisition.

Note 4. Accounts Payable — Related Parties

At March 31, 2004, Accounts Payable — Related Parties consisted of amounts due to related parties that by contract are to be settled in shares of the Company’s stock and other related party advances. This debt consists of the liability for the purchase on October 1, 2003 of oil and gas leases from an officer of the Company in the amount of $11,572,577 (cost of properties at $11,684,856 offset by amounts due from the officer of $112,279), accrued bonuses to an officer of $18,000, loans from an affiliate of $51,502 and other advances from officers of $9,070, for a total of $11,651,149.

Note 7. Asset Retirement Obligations

Pursuant to FASB Statement No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the asset retirement obligation for abandonment of oil and gas producing facilities. The present fair value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the period, and the capitalized cost is being depleted over the useful lives of the respective wells. During the three-month period ended March 31, 2004, the Company evaluated 4 wells acquired and has estimated additional capitalized costs and liability of $6,769, calculated at estimated present value upon acquisition. The following represents the amount of the retirement obligation at the beginning and end of the three months ended March 31, 2004:

Beginning balance, January 1, 2004	$48,759
Liabilities incurred during the period	6,769
Liabilities settled during the period	--
Accretion of interest	649
Revisions of estimate	--

Ending balance, March 31, 2004	$56,177

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 8. Long-Term Debt

During the three months ended March 31, 2004, the Company agreed to the modification of the terms of a loan payable for $250,000, with an extended maturity date of April 29, 2004, that was originally collateralized by common stock of the Company. Based upon the agreement, the Company agreed to the treatment of $55,000 paid in February 2004 by the Company as payment in full of interest on the outstanding balance at an interest rate of 22%. Further, the Company agreed to hold half of the remaining balance ($125,000) for future investment, with the balance ($125,000) as a separate loan bearing interest at 7.5% per month retroactive to February 1, 2004. At March 31, 2004, the Company was instructed by the other party to utilize the initial $125,000 held for investment plus the proceeds of the other loan and accrued interest thereon totaling $143,750 as $268,750 in total advances towards a re-entry project in southern Texas (see below).

In addition, during the three months ended March 31, 2004, the Company received advances towards another re-entry project in Texas, totaling $149,975.

Long-term debt consists of the following at March 31, 2004:

Mortgage note payable, bearing interest at 7.75% , due 5/15/13, with minimum monthly payments of $1,270; Note is secured by
buildings with a net book value of $366,795	$99,759
Auto note payable, bearing interest at 6%, due 10/16/06, with monthly payments of $895; Note is secured by vehicle with a
net book value of $30,970	25,560
Auto loan payable, bearing interest at 5.75%, due 1/7/07, with monthly payments of $734; Loan is secured by vehicle with a
net book value of $24,895	22,960
Loan advances payable for well projects in Texas; upon payment of exploratory costs for re-entry, advances will convert to paid-in
capital from respective outside investors	418,725
Loan advances payable for well project in Israel; repayment
contingent on regaining drilling rights in the area; holders were
initially given the option of debt or capital contribution	294,231
Revolving equipment line payable, bearing interest at 13.4%
with monthly payments of $400; Note is secured by equipment
with a net book value of $4,913 and was paid in April 2004	34

861,269
Less: current portion	(443,694)

$417,575

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Financial Statements

Note 8. Long-Term Debt (Continued)

        Total maturities of long-term debt are as follows:

2004	$437,301
2005	26,173
2006	26,120
2007	10,363
2008	10,402
Thereafter	350,910

Total	$861,269

Note 9. Related Party Transactions

During the three months ended March 31, 2004, the Company made payments of $52,167 on behalf of an officer, which were offset against amounts due to the officer (see Note 4.).

During the three months ended March 31, 2004, an affiliate of the Company advanced a total of $200,000 to the Company. These advances were subsequently deemed to be advances for the purchase of common stock in the Company by the affiliate, with final terms of any agreement to be resolved at a subsequent meeting of the board of directors.

During 2004, Ness Operating collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. In addition, Ness Operating collected lease operating income from Ness Energy and Hesed Energy. Any intercompany income and expense have been eliminated.

Note 10. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $23,472 and 40,524 ($0 and 40,524 to related parties) in the three-month periods ended March 31, 2004 and 2003, respectively. No income taxes were paid during these periods.

        Noncash investing and financing activities for the three months ended March 31, 2004 and 2003 are as follows:

In January 2004, the Company issued 1,500,000 shares of restricted common stock to purchase a new, wholly-owned subidiary. The Company recognized initial goodwill of $678,822 at acquisition for the excess of the fair value of the issuance over the fair value of the net assets acquired.

In March 2004, the Company recorded $6,769 in asset retirement obligations and the corresponding increase to oil and gas properties to be measured for impairment.

In March 2004, the Company agreed with a debtor to transfer a loan payable and note payable with accrued interest thereon into advances for a well project, totaling $268,750.

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

Note 11. Commitments and Contingencies

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

During the three-month period ended March 31, 2004 and 2003, the company received $82,750 and $0, respectively, for the issuance of 235,924 and 0 shares, respectively, of the Company’s common stock under the agreement.

On March 11, 2004, the Company entered into an agreement to sell an undivided 85% interest in certain oil and gas leasehold interests. The initial purchase price was set at $1,050,000, based on $150 per net mineral acre. The closing took place in April 2004 (see Note 12.).

Note 12. Subsequent Events

On April 12, 2004, the Company finalized the agreement with a large independent energy company in Texas regarding the sale of an undivided 85% interest in certain oil and gas leasehold interests for consideration of $945,900. The property covers approximately 6,306 acres of land in Parker County, Texas. Appropriate adjustments may still be made to the purchase price in certain circumstances.

In April 2004, the Company entered into an agreement with an investment consultant to perform consulting services for the Company related to potential acquisitions, raising of capital, investor relations and other consulting. Pursuant to the agreement, the Company would owe contingent fees of 5% of all debt financing raised and 6% of all equity capital raised (or 5% of equity capital raised over $1,000,000), each from sources introduced or reviewed by the consultant.

In May 2004, the Company settled its obligation to an officer of $11,684,856 for the purchase of working interests in oil and gas leases formerly owned by the officer by issuance of 36,000,000 shares of restricted common stock of the Company. The terms of the agreement remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Ness Energy International, Inc. (“Ness,” “Registrant,” or “Company”), is in the development stage, and is continuing with its plan of exploration and development of oil and natural gas resources in Texas and Israel. The Company has interests in various properties and operations. The Registrant continues to diligently search for capital to drill in Israel and in Texas. Management has continued to work the plan, that was put into place by President Sha Stephens at the onset of his hiring, namely to establish much needed cash flow and revenues.

Ness has and intends to continue to generate additional cash flow revenues through mergers and acquisitions and similar transactions, utilizing acquired assets to generate sales of oil and gas. Management is focused upon revenue producing properties with existing cash flow and those that also come with future potential for greater oil and gas income from the prospect of reworking existing production and drilling new wells.

Ness is also talking to different oil and gas companies about “farming out” acreage, or sub leasing acreage, that Ness has under lease for drilling activity. The Company would earn a portion of any revenue for the acreage and would likely participate with the company chosen in the drilling project.

In these transactions with third party companies, the Company may also recognize revenues conditioned upon successful efforts with shut in wellbore already on the properties that may only require reconfiguration of wellbore attitude. This is done by capping off of the old zone and moving to a new zone in the same wellbore, possibly establishing “new well” commercial production at a fraction of the cost in certain cases. Re-entry prospects, those wells that have been plugged and abandoned, can be re-entered and possibly deepened to zones such as the Texas Barnett Shale, a zone that until recent technological advancements were developed, was overlooked (today one of the most sought after potentially productive pay zones in Texas). This same concept is being used in our south Texas re-entry project. Wells drilled in the late 1950's to late 1970's were plugged and abandoned due to gas price being $.10 to $.15 mcfg (thousand cubic feet of gas) and no demand. These wells have potential of 1-2 bcfg (billion cubic ft gas) up to, and over in some cases of, 8-10 bcfg in each wellbore from the Edwards, Willcox, Migura and Roeder series of pay zones. The Company is also attempting to establish production from existing well bores at shallower depths, using the existing wellbore for all it is worth before plugging it.

Ness now holds existing mineral rights in various areas of Texas. Our focus is on the Ft. Worth Basin in Parker, Hood, Shackerford, Jack, Wise and Palo Pinto Counties and the Coastal plains of South Texas in DeWitt, Karnes, Lavaca and Victoria counties.

Management is in the process of negotiations or in contractual phases with several other acquisitions or opportunities that, if completed, would cause acreage holding to significantly increase.

The primary goal of Ness is to establish cash flow, which will allow us to build assets, reserves and shareholder value based on good, sound oil and gas properties that make sense. This will further enable Ness to continue the vision of the company, as we work diligently to achieve the drilling of a deep well and establish production in Israel. These efforts have been rapidly progressing. Ness Energy has aquired an already existing oil and gas company in Israel along with, in a separate purchase, a small drilling/workover rig and components. This Israeli presence should give Ness the opportunity to expand its relations with the government agencies and the oil and gas community in Israel, establishing what Ness hopes to be a long and prosperous relationship. President Stephens has been well received in the country in dealings with various persons and firms.

The included discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Results of Operations.

    (a)        Comparison of the three month periods ended March 31, 2004, to March 31, 2003.

Revenues.

Operating revenues for the three month period ended March 31, 2004 were $36,169 with an operating loss of $687,949. Operating revenues for the three month period ended March 31, 2003 were $23,899 with a net operating loss of $357.804. The significant increase in revenues (51%) is due to higher cash flow from acquired oil and gas properties.

The revenue increase was the net result of a 55% increase in natural gas volume, partially offset by an 18% decrease in prices.

Costs and Expenses.

Costs for the three month period ended March 31, 2004 increased by $7,584 to $14,376 as compared $6,792 for the corresponding period ended March 31, 2003. This increase is the combined result of increased volume discussed above and higher lease operating expense due to work on existing wells to increase volume.

Expenses for the three months ended March 31, 2004 were $668,256, a $303,474 increase from $364,782 for the corresponding period in 2003. This increase is the result of the aggressive activity of the Company in acquiring a company in Israel and increased oil and gas properties in Texas. Areas of increased costs are higher payroll due to more employees, increased professional fees due to the acquisitions, higher travel expenses in developing financing and the start up of Ness Operating of Texas, Inc. to operate the wells.

Depreciation and Depletion.

Depreciation and depletion increased by $62,857 from $10,129 for the three months ended March 31, 2003 to $72,986 for the corresponding period in 2004. This increase is due to higher depreciation due to acquired assets and increased depletion due to a greater number of natural gas wells.

Net Loss

The Company had a net loss for the three months ended March 31, 2004 of $704,969 compared to net loss of $397,847 for the same period ended March 31, 2003. The increased net loss is mainly the result of higher general administrative expenses discussed above given a material increase in acquisition, funding and other company efforts since last year.

Liquidity and Capital Resources.

For the three months ended March 31, 2004 the Company had received cash in flows of $265,613 and total current assets of $410,579. While the Company has a decrease in cash on hand as compared to the same period ended 2003, the Company did benefit from the use of cash to build its business, and total current assets reflect the resulting substantial increase in assets. The company funds working capital from loans, proceeds from sales of common stock and similar activities as it works to build cash flow to meet demands. The Company also utilizes shares to compensate various persons for services as part of general needs, such as Company filings and corporate compliance, but also for acquisitions, and other services.

Forward Looking Statements.

The information in this document, including any incorporated herein, may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, SEC Rule 175 relating to the Securities Act of 1933, as amended, and/or SEC Rule 3b-6 relating to the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, the Company plans or business strategies, continued growth in the Company’s markets, capital, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “plans,” “believe,” “expect,”“anticipate,” “intends,” “forecast,” “project,”and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those stated or indicated or implied in the forward-looking statements, including, among others, the following: risks and uncertainties, general economic market and business conditions, business opportunities including funding (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, including those which are beyond the control of the Company. In light of these risks and uncertainties, there can be no assurance the forward-looking information contained herein are, or will prove, accurate. The Company disclaims any intent or obligation to update “forward looking statements.” Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The Company assumes no obligations to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”(“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation which affects the total expenses reported in the current period. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004 an evaluation was performed under the supervision and with the participation of the company’s management including the CEO and the CFO, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the company’s internal controls or in other factors that could significantly effect internal controls subsequent to March 31, 2004.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. CHANGES IN SECURITIES.

      Equity Securities Sold Without Registration

The following securities of the Registrant were sold without registration during the three months ended March 31, 2004:

(1)	On January 5, 2004, the Company issued 1,500,000 restricted share's of its common stock for the purchase of a company in Israel based on the average price on the date of the agreement.

(2)	On February 10, 2004, Ness issued 250,000 restricted shares of its common stock to consultants based on the average price on the date of the agreement.

(3)	On February 10, 2004, the Company issued 50,000 restricted shares of its common stock to a consultant based on the average price on the date of the agreement.

(4)	On February 17, 2004, Ness sold 20,000 restricted shares of its common stock to a third party based on the closing price on the date of the agreement less 50% plus $.07.

General Information.

                All of the above noted shares were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchaser of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      The Company filed the following reports on Form 8K for the three months ended March 31, 2004:

      A Form 8-K was filed February 25, 2004 to report under Item 4, that on February 19, 2004, that the Company had changed certifying Accountants.

      A Form 8-K, Amendment 1 was filed on March 5, 2004, clarifying the change of Accountants.

      A Form 8-K, Amendment 2 was filed on March 24, 2004 to include the previous auditor's response letter and included the Company's comments concerning their letter.

      Exhibits.

      Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2004 Dated: May 21, 2004	Ness Energy International, Inc.

By: /s/ Sha Stephens
Sha Stephens, President
(principal executive officer)

By: /s/ Robert E. Lee, Jr.
Robert E. Lee, Jr., Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Number        Description

    31.1           Certification of CFO pursuant to section 302 of the Sarbanes - Oxley Act Of 2002 dated May 21, 2004.

    31.2           Certification of CEO pursuant to section 302 of the Sarbanes - Oxley Act Of 2002 dated May 21, 2004.

    32              Certification of Officers pursuant to section 906 of the Sarbanes - Oxley Act of 2002.