Form 10QSB/A
period 2004-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2004-05-25
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

   (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
(A Development Stage Company)
Financial Statements
March 31, 2004

Ness Energy International, Inc. and Subsidiaries
Index to the Financial Statements
March 31, 2004 and 2003

Page

Independent Accountant's Report	F-1

Financial Statements

Condensed Consolidated Balance Sheet	F-2

Condensed Consolidated Statements of Operations	F-3

Condensed Consolidated Statements of Changes in Shareholders' Equity	F-4

Condensed Consolidated Statements of Cash Flows	F-5

Notes to Condensed Consolidated Financial Statements	F-6-10

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
Ness Energy International, Inc. and Subsidiaries
Willow Park, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Ness Energy International, Inc. & Subsidiaries as of March 31, 2004 and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
May 21, 2004

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
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

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003
(Unaudited)

Cumulative Amounts Since Reentering Development Stage January 1, 2004 2003 1998
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

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2004
(Unaudited)

	Common Stock Shares Amount		Paid-In Capital	Accumulated Deficit Prior to Reentering Development Stage January 1, 1998	Accumulated Deficit Since Reentering Development Stage January 1, 1998	Accumulated Other Comprehensive Income	Deferred Consulting	Total
Balance
January 1, 1998	35,809,356	$2,630,233	$--	$(2,630,233)	$--	$--	$--	$--
Issuance of common stock	63,669,624	18,897,702	--	--	--	--	(3,947,889)	14,949,813
Recognition of services performed
for common stock	--	--	--	--	--	--	3,120,147	3,120,147
Issuance of stock purchase warrants	--	--	31,500	--	--	--	--	31,500
Net change in unrealized depreciation
on securities available for sale, net
of tax effect of $0	--	--	--	--	--	62,200	--
Net loss	--	--	--	--	(12,885,991)	--	--
Total comprehensive loss	--	--	--	--	--	--	--	(12,823,791)

Balance
December 31, 2003	99,478,980	21,527,935	31,500	(2,630,233)	(12,885,991)	62,200	(827,742)	5,277,669
Issuance of common stock for:
Future services	1,055,790	616,597	--	--	--	--	(616,597)	--
Services	789,123	158,824	--	--	--	--	--	158,824
Cash	255,924	88,270	--	--	--	--	--	88,270
Shares issued in acquisition of subsidiaries	1,500,000	630,000	--	--	--	--	--	630,000
Recognition of services performed for
common stock	--	--	--	--	--	--	70,013	70,013
Net change in unrealized appreciation on
securities available for sale, net of tax
effect of $0	--	--	--	--	--	(58,600)	--
Net Loss	--	--	--	--	(736,469)	--	--
Total comprehensive loss	--	--	--	--	--	--	--	(795,069)

Balance
March 31, 2004	103,079,817	$23,021,626	$31,500	$(2,630,233)	$(13,622,460)	$3,600	$(1,374,326)	$5,429,707

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003

	2004	2003	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Net Cash Used in Operating Activities	(153,895)	(223,083)	(5,153,856)
Cash Flows From Investing Activities
Repayments of related party notes receivable	--	--	(4,320)
Capital expenditures	(293,204)	(1,516)	(1,093,459)

Net Cash Used in Investing Activities	(293,204)	(1,516)	(1,097,779)
Cash Flows From Financing Activities
Payment of offering costs	--	--	(39,031)
Proceeds of debt - related party	--	148,700	2,733,657
Proceeds from other long term debt	149,975	--	399,975
Repayments on long term debt	(6,280)	(190,000)	(206,047)
Net cash acquired in business combination	27,368	--	27,368
Cash received from sale of common stock	88,270	669,424	3,504,414

Net Cash Provided by Financing Activities	259,333	628,124	6,420,336

Net Change in Cash	(187,766)	403,525	168,701
Cash, Beginning of Period	356,467	73,041	--

Cash, End of Period	$168,701	$476,566	$168,701

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 3. Business Combinations

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

Note 4. Accounts Payable — Related Parties

At March 31, 2004, Accounts Payable — Related Parties consisted of amounts due to related parties that by contract are to be settled in shares of the Company’s stock and other related party advances. This debt consists of the liability for the purchase on October 1, 2003 of oil and gas leases from an officer of the Company in the amount of $11,684,856, advances due from the same officer of $112,279, accrued bonuses to another officer of $18,000, loans from an affiliate of $51,502 and other advances from officers of $9,070, for a total of $11,651,149.

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

During 2004, Ness Operating collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. In addition, Ness Operating collected lease-operating income from Ness Energy and Hesed Energy. Any inter-company income and expense have been eliminated.

Note 10. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $23,472 and 40,524 ($0 and 40,524 to related parties) in the three-month periods ended March 31, 2004 and 2003, respectively. No income taxes were paid during these periods.

Non-cash investing and financing activities for the three months ended March 31, 2004 and 2003 are as follows:

In January 2004, the Company issued 1,500,000 shares of restricted common stock to purchase a new, wholly-owned subsidiary. The Company acquired cash of $27,368 in the transaction and recognized initial goodwill of $637,023 at acquisition for the excess of the fair value of the issuance over the fair value of the net assets acquired.

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

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 11. Commitments and Contingencies

On April 23, 2002, the Company entered an agreement whereby up to 50,000,000 shares of the Company’s common stock can be sold to provide capital. Under the agreement, the Company may exercise a put by the delivery of a put purchase notice to the purchaser. The number of shares to be issued is determined by dividing the amount specified in the put purchase notice by the purchase price determined during a pricing period. The purchase price is 96% of the average of the three lowest closing bid prices of the Company’s common stock during the five trading days of the specified pricing period.

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

Liquidity and Capital Resources.

For the three months ended March 31, 2004 the Company had received cash in flows of $265,613 and has total current assets of $410,579. While the Company has a decrease in cash on hand as compared to the same period ended 2003, the Company did benefit from the use of cash to build its business, and total current assets reflect the resulting substantial increase in assets. The company funds working capital from loans, proceeds from sales of common stock and similar activities as it works to build cash flow to meet demands. The Company also utilizes shares to compensate various persons for services as part of general needs, such as Company filings and corporate compliance, but also for acquisitions, and other services.

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