Form 10QSB
period 2004-06-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2004-08-23
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

         (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                                                                     Yes [X]    No [  ]

As of August 9, 2004, the Registrant had 143,001,397 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format
(check one):     Yes [  ] No [X]

2

Ness Energy International, Inc. and Subsidiaries
Index to the Financial Statements
June 30, 2004 and 2003

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
Willow Park, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Ness Energy International, Inc. & Subsidiaries as of June 30, 2004 and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
August 18, 2004

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
June 30, 2004
(Unaudited)

Assets
Current Assets
Cash	$90,764
Accounts receivable - trade	42,028
Accounts receivable - related parties	141,701
Note receivable - related party, current	80,304
Investments - available for sale	3,600
Prepaid expenses	3,037
Inventories	7,570
Other current assets	73,436

Total Current Assets	442,440
Property and Equipment
Property and equipment, net	1,815,518
Oil and gas properties - full cost method:
Oil and gas properties, unproved	410,102
Oil and gas properties, proved	11,878,891

12,288,993
Less accumulated depreciation and depletion	(133,119)

Net oil and gas properties	12,155,874

Total Property and Equipment	13,971,392
Goodwill	3,760,875
Deposits	95,800

Total Assets	18,269,875

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	341,694
Accounts payable - related parties	550,253
Asset retirement obligation, current	8,455
Current portion - long term debt	94,815

Total Current Liabilities	995,217
Asset retirement obligation, non-current	86,312
Long-term debt	445,309
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized, 142,984,878 shares issued
and outstanding	36,821,746
Paid-in capital	31,500
Retained deficit prior to reentering the development stage January 1, 1998	(2,630,233)
Deficit accumulated since reentering the development stage January 1, 1998	(15,101,762)
Accumulated other comprehensive income	3,600
Deferred compensation	(2,381,815)

Total Stockholders' Equity	16,743,036
Total Liabilities and Stockholders' Equity	$18,269,875

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Revenues
Oil and gas revenues	$70,014	$20,889	$106,183	$44,788	$326,342

Operating Expenses
Lease operating expenses	42,489	5,362	50,737	9,719	109,893
Production taxes	5,114	1,894	7,294	3,627	23,584
Compression expenses	1,257	789	5,205	1,491	20,297
Depreciation, depletion and amortization	36,788	21,678	109,774	31,807	344,957
Litigation settlement	--	--	--	--	1,508,400
General and administrative expenses	674,084	470,307	1,342,350	835,089	11,305,047

Total Operating Expenses	759,732	500,030	1,515,350	881,733	13,312,178

Operating Loss	(689,718)	(479,141)	(1,409,167)	(836,945)	(12,985,836)
Other Income (Expense)
Interest expense	(2,598)	(2,473)	(26,070)	(2,473)	(33,025)
Interest expense - related party	--	(4,713)	--	(45,237)	(316,722)
Loss on extinguishment of debt	--	--		--	(1,000,000)
Impairment of investments - available-for-sale	--	--	(791,824)	--	(791,824)
Other income	11,290	1,793	11,290	2,274	26,105

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(681,026)	(484,534)	(2,215,771)	(882,381)	(15,101,302)
Income Taxes	--	--	--	--	--
Cumulative Effect of Accounting Change	--	--	--	--	(460)

Net Income (Loss)	$(681,026)	$(484,534)	(2,215,771)	(882,381)	(15,098,162)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	--	(4,600)	(58,600)	(1,600)	3,600

Comprehensive Income (Loss)	(681,026)	(489,134)	(2,274,371)	(883,981)	(15,098,162)

Net Loss Per Weighted Average Share:
Loss Before Income Taxes and Cumulative
Effect of Accounting Change	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.24)
Income Taxes	--	--	--	--	--

Cumulative Effect of Accounting Change	--	--	--	--	--

Net Loss	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.24)

Weighted Average Shares Outstanding	120,231,094	89,261,662	111,139,181	76,257,830	64,183,870

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2004
(Unaudited)

	Common Stock		Paid-In	Accumulated Deficit Prior to Reentering Development Stage January 1,	Accumulated Deficit Since Reentering Development Stage January 1,	Accumulated Other Comprehensive	Deferred
	Shares	Amount	Capital	1998	1998	Income	Consulting	Total
Balance
January 1, 1998	35,809,356	$2,630,233	$--	$(2,630,233)	$--	$--	$--	$--
Issuance of common stock	63,669,624	18,897,702	--	--	--	--	(3,947,889)	14,949,813
Recognition of services performed
for common stock	--	--	--	--	--	--	3,120,147	3,120,147
Issuance of stock purchase warrants	--	--	31,500	--	--	--	--	31,500
Net change in unrealized depreciation
on securities available for sale, net
of tax effect of $0	--	--	--	--	--	62,200	--
Net loss	--	--	--	--	(12,885,991)	--	--
Total comprehensive loss	(12,823,791)

Balance
December 31, 2003	99,478,980	21,527,935	31,500	(2,630,233)	(12,885,991)	62,200	(827,742)	5,277,669
Issuance of common stock for:
Future services	4,899,123	1,927,995	--	--	--	--	(1,671,974)	256,021
Services	411,631	160,749	--	--	--	--	--	160,749
Oil and gas properties	14,815	4,815	--	--	--	--	--	4,815
Cash	384,825	123,452	--	--	--	--	--	123,452
Shares issued in acquisition of subsidiaries	1,750,000	722,500	--	--	--	--	--	722,500
Shares issued in settlement of liabilities	36,045,504	12,354,300	--	--	--	--	--	12,354,300
Recognition of services performed for
common stock	--	--	--	--	--	--	128,026	128,026
Net change in unrealized appreciation on
securities available for sale, net of tax
effect of $0	--	--	--	--	--	(58,600)	--
Net Loss	--	--	--	--	(582,762)	--	--
Total comprehensive loss	(641,362)

Balance
June 30, 2004	142,984,878	$36,821,746	$31,500	$(2,630,233)	$(13,468,753)	$3,600	$(2,371,690)	$18,386,170

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003

	2004	2003	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Net Cash Provided By (Used in) Operating Activities	65,025	(223,083)	(4,934,936)
Cash Flows From Investing Activities
Repayments of related party notes receivable	--	--	(4,320)
Capital expenditures	(1,078,746)	(1,516)	(1,879,001)

Net Cash Used in Investing Activities	(1,078,746)	(1,516)	(1,883,321)
Cash Flows From Financing Activities
Payment of offering costs	--	--	(39,031)
Proceeds of debt - related party	465,000	148,700	3,198,657
Proceeds from other long term debt	149,975	--	399,975
Repayments on long term debt	(17,777)	(190,000)	(217,544)
Net cash acquired in business combination	27,368	--	27,368
Cash received from sale of common stock	123,452	669,424	3,539,596

Net Cash Provided by Financing Activities	748,018	628,124	6,909,021

Net Change in Cash	(265,703)	403,525	90,764
Cash, Beginning of Period	356,467	73,041	--

Cash, End of Period	$90,764	$476,566	$90,764

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

Note 2. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At June 30, 2004, the investment has an unrealized gain of $3,600.

The Company had no sales of investments during 2004 or 2003.

Changes in other comprehensive income related to investments for the six months ended June 30 are as follows:

	2004	2003
Other comprehensive income:
Holding gain (loss) arising during the period	$(58,600)	$(1,600)
Change in unrealized gain (loss) on securities available for sale	$(58,600)	$(1,600)

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 3. Business Combinations

On January 5, 2004, the Company entered into a business combination with Lehava, acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $637,023. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at June 30, 2004.

Lehava was established in July 2000, with the limited partnership formed in February 2001. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area.The results of operations of Lehava are included in the consolidated statements of operations for the three and six months ended June 30, 2004 from the date of acquisition.

On May 18, 2004, the Company issued 250,000 shares of its common stock as a downpayment on the acquisition of an Israeli partnership called Modi’ine Limited. The issuance has been valued at $92,500 based on the fair value of the shares at issue date. The terms and consummation of the agreement were finalized in August 2004.

Note 4. Sale of Oil and Gas Properties

On March 11, 2004, the Company entered into an agreement with a large independent energy company in Texas to sell an undivided 85% interest in certain oil and gas leasehold interests. The initial purchase price was set at $1,050,000, based on $150 per net mineral acre. On April 12, 2004, the Company finalized the agreement for consideration of $945,900, less costs to sell of $94,590. The property covers approximately 6,306 acres of land in Parker County, Texas.

On May 24, 2004, the Company settled its obligation to an officer by issuance of $11,684,856 for the purchase of working interests in oil and gas leases formerly owned by the officer by issuance of 36,000,000 shares of restricted common stock of the Company. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in a loss on extinguishments of $791,824.

Note 5. Accounts Payable — Related Parties

At June 30, 2004, Accounts Payable — Related Parties consisted of various related party debt consisting of loans and advances due to an officer of $54,642, accrued bonuses to another officer of $24,000, loans from an affiliate of $468,502 ($415,000 to be settled in common stock) and other affiliate debt of $3,109, for a total of $550,253.

Note 6. Asset Retirement Obligations

Pursuant to FASB Statement No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the asset retirement obligation for abandonment of oil and gas producing facilities. The present fair value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the period, and the capitalized cost is being depleted over the useful lives of the respective wells. During the three month period ended June 30, 2004, the Company evaluated 17 wells acquired and has estimated additional capitalized costs and liability of $37,678, calculated at estimated present value upon acquisition. The following represents the amount of the retirement obligation at the beginning and end of the six months ended June 30, 2004:

Beginning balance, January 1, 2004	$48,759
Liabilities incurred during the period	44,447
Liabilities settled during the period	--
Accretion of interest	1,561
Revisions of estimate	--

Ending balance, June 30, 2004	$94,767

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 6. Long-Term Debt

During the six months ended June 30, 2004, the Company agreed to the modification of the terms of a loan payable for $250,000, with an extended maturity date of April 29, 2004, that was originally collateralized by common stock of the Company. Based upon the agreement, the Company agreed to the treatment of $55,000 paid in February 2004 by the Company as payment in full of interest on the outstanding balance at an interest rate of 22%. Further, the Company agreed to hold half of the remaining balance ($125,000) for future investment, with the balance ($125,000) as a separate loan bearing interest at 7.5% per month retroactive to February 1, 2004. On March 31, 2004, the Company was instructed by the other party to utilize the initial $125,000 held for investment plus the proceeds of the other loan and accrued interest thereon totaling $143,750 as $268,750 in total advances towards a re-entry project in southern Texas. In addition, the Company received advances towards another re-entry project in Texas, totaling $149,975.

During the three months ended June 30, 2004, the Company disbursed $339,737 in exploratory costs on the re-entry projects. These disbursements reduced the respective advances payable and represent the third parties’ share in the capital costs for the project.

        Long-term debt consists of the following at June 30, 2004:

Mortgage note payable, bearing interest at 7.75% , due 5/15/13, with minimum monthly payments of $1,270; Note is secured by
buildings with a net book value of $361,468	$97,844
Auto note payable, bearing interest at 6%, due 10/16/06, with monthly payments of $895; Note is secured by vehicle with a
net book value of $29,249	23,246
Auto loan payable, bearing interest at 5.75%, due 1/7/07, with monthly payments of $734; Loan is secured by vehicle with a
net book value of $23,562	21,726
Loan advances payable for well projects in Texas; upon payment of exploratory costs for re-entry, advances will convert to purchased
share of capital costs by respective third parties	78,988
Loan advances payable for well project in Israel; repayment
contingent on regaining drilling rights in the area; holders were
initially given the option of debt or capital contribution	294,231
Auto loan payable, bearing interest at 5.24%, due 6/17/08, with monthly payments of $558; Loan is secured by vehicle with a
net book value of $29,588	24,089

540,124
Less: current portion	(94,815)

$445,309

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 6. Long-Term Debt (Continued)

Total maturities of long-term debt are as follows:
2004	$94,815
2005	31,889
2006	32,143
2007	16,709
2008	13,658
Thereafter	350,910

Total	$540,124

Note 7. Related Party Transactions

During the six months ended June 30, 2004, the Company made payments of $52,167 on behalf of an officer, which were offset against amounts due to the officer (see Note 4.).

During the three months ended June 30, 2004, the Company settled its obligation to an officer of $11,684,856 for the purchase of working interests in oil and gas leases formerly owned by the officer by issuance of 36,000,000 shares of restricted common stock of the Company.

During the three and six months ended June 30, 2004, an affiliate of the Company advanced a total of $215,000 and $415,000, respectively, to the Company. These loans are to be settled by issuance of the Company’s common stock at a future date.

During 2004, Ness Operating collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. In addition, Ness Operating collected lease operating income from Ness Energy and Hesed Energy. Any intercompany income and expense have been eliminated.

Note 8. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $7,320 and 45,237 ($0 and 45,237 to related parties) in the six-month periods ended June 30, 2004 and 2003, respectively. No income taxes were paid during these periods.

Noncash investing and financing activities for the six months ended June 30, 2004 and 2003 are as follows:

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

In May 2004, the Company settled its obligation to an officer of $11,684,856 for the purchase of working interests in oil and gas leases formerly owned by the officer by issuance of 36,000,000 shares of restricted common stock of the Company. The Company recognized initial goodwill of $791,823 at acquisition for the excess of the fair value of the issuance over the fair value of the net assets acquired.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 8. Supplemental Cash Flow Information (continued)

In May 2004, the Company issued 250,000 shares of its common stock as a downpayment on the acquisition of a partnership. The issuance has been valued at $92,500 based on the fair value of the shares at issue date.

In June 2004, the Company issued 14,815 shares to acquire oil and gas properties valued at $4,815.

In June 2004, the Company financed the purchase of a new vehicle, as follows:

Purchase price	30,089
Less: cash downpayment	(6,000)
Amount financed	24,089

During the three months ended June 30, 2004, advances payable of $339,737 were offset against oil and gas properties for third parties’ share in re-entry projects.

During the six months ended June 30, 2004, the Company recorded $44,447 in asset retirement obligations and the corresponding increase to oil and gas properties to be measured for impairment.

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

Note 9. Commitments and Contingencies

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

During the six-month period ended June 30, 2004 and 2003, the company received $82,750 and $0, respectively, for the issuance of 235,924 and 0 shares, respectively, of the Company’s common stock under the agreement.

On March 11, 2004, the Company entered into an agreement with a large independent energy company in Texas to sell an undivided 85% interest in certain oil and gas leasehold interests. The initial purchase price was set at $1,050,000, based on $150 per net mineral acre. On April 12, 2004, the Company finalized the agreement for consideration of $945,900. The property covers approximately 6,306 acres of land in Parker County, Texas.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

In these transactions with third party companies, the Company may also recognize revenues conditioned upon successful efforts with shut in wellbore already on the properties that may only require reconfiguration of wellbore attitude. This is done by capping off of the old zone and moving to a new zone in the same wellbore, possibly establishing “new well” commercial production at a fraction of the cost in certain cases. Re-entry prospects, those wells that have been plugged and abandoned, can be re-entered and possibly deepened to zones such as the Texas Barnett Shale, a zone that until recent technological advancements were developed, was overlooked (today one of the most sought after potentially productive pay zones in Texas). This same concept is being used in our south Texas re-entry project. Wells drilled in the late 1950‘s to late 1970‘s were plugged and abandoned due to gas price being $.10 to $.15 mcfg (thousand cubic feet of gas) and no demand. These wells have potential of 1-2 bcfg (billion cubic ft gas) up to, and over in some cases of, 8-10 bcfg in each wellbore from the Edwards, Willcox, Migura and Roeder series of pay zones. The Company is also attempting to establish production from existing well bores at shallower depths, using the existing wellbore for all it is worth before plugging it.

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

The primary goal of Ness is to establish cash flow, which will allow us to build assets, reserves and shareholder value based on good, sound oil and gas properties that make sense. This will further enable Ness to continue the vision of the company, as we work diligently to achieve the drilling of a deep well and establish production in Israel. These efforts have been rapidly progressing. Ness Energy has acquired an already existing oil and gas company in Israel along with, in a separate purchase, a small drilling/workover rig and components. This Israeli presence should give Ness the opportunity to expand its relations with the government agencies and the oil and gas community in Israel, establishing what Ness hopes to be a long and prosperous relationship. President Stephens has been well received in the country in dealings with various persons and firms.

The included discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Results of Operations.

            (a)        Comparison of the three month periods ended June 30, 2004, to June 30, 2003.

Revenues.

Operating revenues for the three month period ended June 30, 2004 were $70,014 with an operating loss of $ 866,975. Operating revenues for the three month period ended June 30, 2003 were $20,889 with a net operating loss of $ 479,141 The significant increase in revenues (235%) is due to higher cash flow from acquired oil and gas properties.

The revenue increase in the quarter ended June 30, 2004 was the net result of a 177% increase in natural gas volume combined with a 17% increase in prices. The increased volume is due to the acquisition of oil & gas producing properties in the 4th quarter of 2003 and in May 2004.

Costs and Expenses.

Costs for the three month period ended June 30, 2004 increased $40,815 to $48,860 as compared $8,045 for the corresponding period ended June 30, 2003. This increase is the result of increased volume discussed above and higher lease operating expense due to work on existing wells to increase volume.

Expenses for the three months ended June 30 2004 were $660,512, a $190,205 increase from $470,307 for the corresponding period in 2003. This increase is the result of the Company’s aggressive activity of acquiring oil and gas properties in Texas and negotiating to acquire another company in Israel. Areas of increased costs are higher payroll due to more employees, increased professional fees resulting from the acquisitions and higher travel expenses in developing financing.

Depreciation and Depletion.

Depreciation and depletion increased by $15,110 to $36,788 for the three months ended June 30, 2004 to $21,678 for the corresponding period in 2003. This increase was caused by higher depreciation due to acquired assets and increased depletion due to a greater number of natural gas wells.

Other Income

Other income increased significantly for the three months ended June 30, 2004 to $856,148 from $1,793 in the same period in 2003. This additional cash flow is theresult of a new activity of the Company of transferring 85% of the deep zone exploration and production rights to a large independent oil & gas company, while retaining the shallow zones for exploration, which is the reason the Company acquired the properties.

Net Income (Loss)

The Company had a net income for the three months ended June 30, 2004 of $163,909 compared to net loss of ($484,534) for the same period ended June 30, 2003 for a $0.00 and ($.01) per share respectively. The change from a loss to an income, a positive increase of $648,438 is primarily due to the items discussed in other income above.

(b)     Comparison of the six month periods ended June 30, 2004 to June 30, 2003.

Revenues

Operating revenues for the six month period ended June 30, 2004 were $106,183 with an operating loss of $1,441,433. Operating revenues for the six month period ended June 30, 2003 were $44,788 with a net operating loss of $836,945. The 137% increase in revenues was the result of increased natural gas volume from the properties acquired in the fourth quarter of 2003 and in May 2004.

Costs and Expenses

Costs for the six month period increased $48,399 to $63,236 as compared to $14,837 for the corresponding period in 2003. This increase is the result of increased volume discussed above and higher lease operating expense due to work on existing wells to increase volume.

Expenses for the six months ended June 30, 2004 were $1,342,268 a $604,488 increase from $836,945 for the same period in 2003. The higher expenses are the result of greatly increased business activity of the Company to build cash flow and acquire companies in Israel and oil & gas properties in Texas. The areas of increased costs are higher payroll due to more employees, increased professional fees resulting from the acquisitions and higher business promotion and travel expenses in developing financing.

Depreciation and Depletion

Depreciation and depletion increased by $77,967 to $109,774 for the six month period ended June 30, 2004 from $31,807 for the corresponding period in 2003. This increase was caused by higher depreciation due to acquired assets and increased depletion due to a greater number of gas wells.

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

The Company acquired a substantial amount of working interests in oil and gas leases, totaling approximately $11 million dollars in value and completed the transaction on May 5, 2004, when the Board of Directors of the Company, with President Sha Stephens (the “Seller”), abstaining, determined to complete the transaction with the direction that the necessary shares, pursuant to the Agreement, be issued to the Seller, resulting in Seller acquiring the shares, and the finalization and completion of the acquisition. The transaction was previously reported in the Company’s Form 10-KSB for the year ended December 31, 2003, with a copy of the Agreement filed as an Exhibit thereto. The stock, paid by the Company under the Agreement, is restricted under SEC Rule 144.

Forward Looking Statements.

The information in this document, including any incorporated herein, may contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, SEC Rule 175 relating to the Securities Act of 1933, as amended, and/or SEC Rule 3b-6 relating to the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, the Company plans or business strategies, continued growth in the Company’s markets, capital, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “plans,” “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those stated or indicated or implied in the forward-looking statements, including, among others, the following: risks and uncertainties, general economic market and business conditions, business opportunities including funding (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, including those which are beyond the control of the Company. In light of these risks and uncertainties, there can be no assurance the forward-looking information contained herein are, or will prove, accurate. The Company disclaims any intent or obligation to update “forward looking statements.” Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The Company assumes no obligations to update any such forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004 an evaluation was performed under the supervision and with the participation of the company’s management including the CEO and the CFO, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the company’s internal controls or in other factors that could significantly effect internal controls subsequent to June 30, 2004.

PART II — OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS.

               None.

        ITEM 2. CHANGES IN SECURITIES.

               Equity Securities Sold Without Registration

The following securities of the Registrant were sold without registration during the three months ended June 30, 2004:

(1)	On April 8, 2004, the Company issued 2,000,000 restricted shares of its common stock for consulting to be received over a period of time based on the average price at the date of issue.

(2)	On April 13, 2004, the Company sold 118,861 restricted shares of its common stock to a third party based on the closing price on the date of the agreement less 50% plus $.07.

(3)	On May 18, 2004, the Company sold 48,544 restricted shares of its common stock to a third party, based on the closing price on the date of agreement less 50% plus $.07.

(4)	On May 18, 2004 the Company issued 250,000 restricted shares of its common stock as down payment on the purchase of a company based on the average price on the date of the agreement.

(5)	On May 24, 2004, the Company issued 36,000,000 restricted shares to an affiliate for the purchase of oil and gas property based on the average price less 10% on the date of the agreement. This property was valued by a third party engineer and verified by certified professional engineer.

(6)	On June 2, 2004, the Company issued 14,815 restricted shares of its common stock for the purchase of overriding royalty interest in an oil & gas property based on the average price on the date of issue.

(7)	On June 17, 2004, the Company issued 23,519 restricted shares of its common stock to a third party based on the closing price on the date of the agreement less 50% plus $.07.

(8)	On June 17, 2004, the Company issued 60,000 restricted shares of its common stock for consulting to be received over a period of time based on the average price on the date of issue.

(9)	On June 25, 2004, the Company issued 300,000 restricted shares of its common stock for consulting to be received over a period of time based on the average price on the date of issue.

General Information.

                        All of the above noted shares were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchaser of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters. The Company believes that, among other exemptions from registration that may apply, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, for the non-public sale of these restricted securities.

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               Not Applicable.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None

        ITEM 5. OTHER INFORMATION.

               None.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

On May 6, 2004, the Company filed a Form 8-K concerning its agreement with a large independent energy company which supplied them certain rights to explore in relation to the Barnett Shale, a formation in Texas, and other rights, and related matters.

On May 7, 2004, the Company filed a Form 8-K concerning the issuance of restricted shares to President Sha Stephens (the “Seller”) as part of acquiring assets.

              The Company filed no other reports on Form 8K for the quarter.

               Exhibits.

              Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2004 Dated: August 16, 2004	Ness Energy International, Inc.

 By: /s/ Sha Stephens
 Sha Stephens, President
 (principal executive officer)

 By: /s/ Robert E. Lee, Jr.
 Robert E. Lee, Jr., Chief Financial Officer
(principal financial officer)

6

EXHIBIT INDEX

Number	Description
31.1	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated August 16, 2004.
31.2	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated August 16, 2004.
32	Certification of Officers pursuant to section 906 of the Sarbanes-Oxley Act of 2002.