Form 10QSB
period 2004-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2004-11-15
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2004, the Registrant had 148,546,301 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format(check one):
    Yes [  ] No [X]

Ness Energy International, Inc. and Subsidiaries
Index to the Financial Statements
September 30, 2004 and 2003

Page
Independent Accountant's Report	F-1
Financial Statements
Condensed Consolidated Balance Sheet	F-2
Condensed Consolidated Statements of Operations	F-3
Condensed Consolidated Statements of Changes in Shareholders' Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6-12

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
Ness Energy International, Inc. and Subsidiaries
Willow Park, Texas

We have reviewed the accompanying condensed consolidated balance sheet of Ness Energy International, Inc. & Subsidiaries as of September 30, 2004 and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
November 11, 2004

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheet
September 30, 2004
(Unaudited)

Assets
Current Assets
Cash	$204,409
Accounts receivable - trade	91,978
Accounts receivable - related parties	144,001
Note receivable - related party, current	81,750
Investments - available for sale	600
Prepaid expenses	1,337
Inventories	7,570

Total Current Assets	531,645
Property and Equipment
Property and equipment, net	1,801,238
Oil and gas properties - full cost method:
Oil and gas properties, unproved	1,182,774
Oil and gas properties, proved	12,038,731

13,221,505
Less accumulated depreciation and depletion	(141,704)

Net oil and gas properties	13,079,801

Total Property and Equipment	14,881,039
Goodwill	3,760,243
Deposits	137,950

Total Assets	19,310,877

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	841,678
Accounts payable - related parties	626,112
Asset retirement obligation, current	8,533
Current portion - long term debt	323,204

Total Current Liabilities	1,799,527
Asset retirement obligation, non-current	92,101
Long-term debt	421,580
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized, 146,873,847 shares issued
and outstanding	37,389,006
Paid-in capital	31,500
Retained deficit prior to reentering the development stage January 1, 1998	(2,630,233)
Deficit accumulated since reentering the development stage January 1, 1998	(14,637,379)
Accumulated other comprehensive income	600
Deferred compensation	(3,155,825)

Total Stockholders' Equity	16,997,669

Total Liabilities and Stockholders' Equity	$19,310,877

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Revenues
Oil and gas revenues	$82,522	$28,875	$188,705	$73,663	$408,864
Sales revenue - brokerage	728,159	--	728,159	--	728,159

Total Revenues	810,681	28,875	916,864	73,663	1,137,023

Cost of Revenues
Cost of sales - brokerage	331,477	--	331,477	--	331,477
Cost of revenue - oil and gas operations:
Lease operating expenses	14,373	5,044	65,110	14,764	124,266
Production taxes	5,553	2,100	12,847	5,728	29,137
Compression expenses	398	999	5,603	2,493	20,695
Depreciation, depletion and amortization	41,840	26,992	151,614	55,464	386,797

Total Cost of Revenues	393,641	35,135	566,651	78,449	892,372

Gross Profit (Loss)	417,040	(6,260)	350,213	(4,786)	244,651

Operating Expenses
Litigation settlement	--	--	--	--	1,508,400
General and administrative expenses	817,019	603,817	2,085,642	1,438,901	12,048,349

Total Operating Expenses	817,019	603,817	2,085,642	1,438,901	13,556,749

Operating Loss	(399,979)	(610,077)	(1,735,429)	(1,443,687)	(13,312,098)
Other Income (Expense)
Interest expense	(3,016)	(2,129)	(29,086)	(4,603)	(36,041)
Interest expense - related party	--	--	--	(45,237)	(316,722)
Impairment of investments - available-for-sale	--	--	--	--	(1,000,000)
Other income	1,837	2,296	13,127	4,571	27,942

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(401,158)	(609,910)	(1,751,388)	(1,488,956)	(14,636,919)
Income Taxes	--	--	--	--	--
Cumulative Effect of Accounting Change	--	--	--	--	(460)

Net Income (Loss)	$(401,158)	$(609,910)	(1,751,388)	(1,488,956)	(14,637,379)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(3,000)	19,200	(61,600)	17,600	3,600

Comprehensive Income (Loss)	(404,158)	(590,710)	(1,812,988)	(1,471,356)	(14,633,779)

Net Loss Per Weighted Average Share:
Loss Before Income Taxes and Cumulative
Effect of Accounting Change	$--	$(0.01)	$(0.01)	$(0.02)	$(0.22)
Income Taxes	--	--	--	--	--
Cumulative Effect of Accounting Change	--	--	--	--	--

Net Loss	$--	$(0.01)	$(0.01)	$(0.02)	$(0.22)

Weighted Average Shares Outstanding	125,892,965	95,717,283	121,427,679	82,815,595	67,083,520

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2004
(Unaudited)

	Common Stock Shares Amount		Paid-In Capital	Accumulated Deficit Prior to Reentering Development Stage January 1, 1998	Accumulated Deficit Since Reentering Development Stage January 1, 1998	Accumulated Other Comprehensive Income	Deferred Consulting	Total
Balance
January 1, 1998	35,809,356	$2,630,233	$--	$(2,630,233)	$--	$--	$--	$--
Issuance of common stock	63,669,624	18,897,702	--	--	--	--	(3,947,889)	14,949,813
Recognition of services performed
for common stock	--	--	--	--	--	--	3,120,147	3,120,147
Issuance of stock purchase warrants	--	--	31,500	--	--	--	--	31,500
Net change in unrealized depreciation
on securities available for sale, net
of tax effect of $0	--	--	--	--	--	62,200	--
Net loss	--	--	--	--	(12,885,991)	--	--
Total comprehensive loss								(12,823,791)

Balance
December 31, 2003	99,478,980	21,527,935	31,500	(2,630,233)	(12,885,991)	62,200	(827,742)	5,277,669
Issuance of common stock for:
Future services	8,943,873	3,073,215	--	--	--	--	(2,520,122)	553,093
Services	546,631	196,199	--	--	--	--	--	196,199
Oil and gas properties	586,243	153,386	--	--	--	--	--	153,386
Cash	418,650	131,899	--	--	--	--	--	131,899
Shares issued in acquisition of subsidiaries	1,900,000	764,650	--	--	--	--	--	764,650
Shares issued in extinguishment of debt	33,766,553	11,541,722	--	--	--	--	--	11,541,722
Recognition of services performed for
common stock	--	--	--	--	--	--	192,039	192,039
Net change in unrealized appreciation on
securities available for sale, net of tax
effect of $0	--	--	--	--	--	(61,600)	--
Net Loss	--	--	--	--	(1,751,388)	--	--
Total comprehensive loss								(1,812,988)

Balance
September 30, 2004	145,640,930	$37,389,006	$31,500	$(2,630,233)	$(14,637,379)	$600	$(3,155,825)	$16,997,669

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003

	2004	2003	Cumulative Amounts Since Reentering Development Stage January 1, 1998
Net Cash Used in Operating Activities	(86,091)	(742,963)	(5,036,052)
Cash Flows From Investing Activities
Repayments of related party notes receivable	--	--	(4,320)
Proceeds from the sale or transfer of oil and gas properties	1,602,858	--	1,602,858
Purchase of time deposit	--	(50,000)	(50,000)
Capital expenditures	(2,739,096)	(315,446)	(3,539,351)

Net Cash Used in Investing Activities	(1,136,238)	(365,446)	(1,990,813)
Cash Flows From Financing Activities
Payment of offering costs	--	--	(39,031)
Proceeds of debt - related party	495,000	40,200	3,228,657
Proceeds from other long term debt	439,975	--	689,975
Repayments on long term debt	(23,971)	(3,428)	(223,738)
Net cash acquired in business combination	27,368	1,526	27,368
Cash received from sale of common stock	131,899	1,531,687	3,548,043

Net Cash Provided by Financing Activities	1,070,271	1,569,985	7,231,274

Net Change in Cash	(152,058)	461,576	204,409
Cash, Beginning of Period	356,467	73,041	--

Cash, End of Period	$204,409	$534,617	$204,409

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

Note 2. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At September 30, 2004, the investment has an unrealized gain of $600.

The Company had no sales of investments during 2004 or 2003.

Changes in other comprehensive income related to investments for the nine months ended September 30 are as follows:

	2004	2003
Other comprehensive income:
Holding gain (loss) arising during the period	$(61,600)	$(1,600)

Change in unrealized gain (loss) on securities available for sale	$(61,600)	$(1,600)

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 3. Business Combinations

On January 5, 2004, the Company entered into a business combination with Lehava, acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $637,023. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at September 30, 2004.

Lehava was established in July 2000, with the limited partnership formed in February 2001. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area. The results of operations of Lehava are included in the consolidated statements of operations for the three and nine months ended September 30, 2004 from the date of acquisition.

From May 18, 2004 through August 25, 2004, the Company issued 400,000 shares of its common stock as downpayments on the acquisition of an Israeli partnership called Equital Management Ltd. The issuances have been valued at $134,650 based on the fair value of the shares at issue date. The terms of the agreement were finalized in August 2004, and consummation of the transaction took place in October 2004 (see Note 11)..

Note 4. Oil and Gas Properties

On March 11, 2004, the Company entered into an agreement with a large independent energy company in Texas to sell an undivided 85% interest in certain oil and gas leasehold interests. The initial purchase price was set at $1,050,000, based on $150 per net mineral acre. During the nine months ended September 30, 2004, the Company finalized the agreement for total consideration of $971,888, less costs to sell of $97,189. The property covers approximately 6,480 acres of land in Parker County, Texas.

On May 24, 2004, the Company settled a portion of an obligation to an officer of $11,520,176 for the purchase of working interests in oil and gas leases formerly owned by the officer by issuance of 33,684,725 shares of restricted common stock of the Company. The transaction was valued based on the estimated fair value of the common stock issued.

During the three months ended September 30, 2004, the Company sold oil and gas property leases for net proceeds of $729,996 under the terms of an arrangement with a large independent energy company in Texas. Management’s intent for such transactions is to begin a new business segment, whereby it acquires oil and gas property leases for the specific purpose of transferring the leases to third parties and retaining a net commission on the sale transactions. The cost basis of these leases that were purchased for resale was $331,477, resulting in gross profit of $396,682.

Note 5. Accounts Receivable and Payable — Related Parties

At September 30, 2004, Accounts Receivable — Related Parties consisted of loans and advances due to employees and officers of $132,723 and advances to affiliates of $11,278, for a total of $144,001.

At September 30, 2004, Accounts Payable — Related Parties consisted of various related party debt consisting of loans and advances due to officers of $124,502 ($30,000 to be settled in common stock), accrued bonuses to another officer of $30,000, loans from an affiliate of $468,502 ($415,000 to be settled in common stock) and other affiliate debt of $3,108, for a total of $626,112.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 6. Asset Retirement Obligations

Pursuant to FASB Statement No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the asset retirement obligation for abandonment of oil and gas producing facilities. The present fair value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the period, and the capitalized cost is being depleted over the useful lives of the respective wells. During the three month period ended September 30, 2004, the Company evaluated one well acquired and has estimated additional capitalized costs and liability of $4,601, calculated at estimated present value upon acquisition. The following represents the amount of the retirement obligation at the beginning and end of the nine months ended September 30, 2004:

Beginning balance, January 1, 2004	$48,759
Liabilities incurred during the period	49,048
Liabilities settled during the period	--
Accretion of interest	2,827
Revisions of estimate	--

Ending balance, September 30, 2004	$100,634

Note 7. Long-Term Debt

During the nine months ended September 30, 2004, the Company agreed to the modification of the terms of a loan payable for $250,000, with an extended maturity date of April 29, 2004, that was originally collateralized by common stock of the Company. Based upon the agreement, the Company agreed to the treatment of $55,000 paid in February 2004 by the Company as payment in full of interest on the outstanding balance at an interest rate of 22%. Further, the Company agreed to hold half of the remaining balance ($125,000) for future investment, with the balance ($125,000) as a separate loan bearing interest at 7.5% per month retroactive to February 1, 2004. On March 31, 2004, the Company was instructed by the other party to utilize the initial $125,000 held for investment plus the proceeds of the other loan and accrued interest thereon totaling $143,750 as $268,750 in total advances towards a re-entry project in southern Texas. In addition, the Company received advances towards another re-entry project in Texas, totaling $149,975.

During the nine months ended September 30, 2004, the Company disbursed $418,725 in exploratory costs on the re-entry projects. These disbursements reduced the respective advances payable to zero and represent the third parties’ share in the capital costs for the project. In addition, the Company received $290,000 in loans from an outside party with terms as described below.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 7. Long-Term Debt (Continued)

Long-term debt consists of the following at September 30, 2004:

Mortgage note payable, bearing interest at 7.75% , due 5/15/13, with minimum monthly payments of $1,270; Note is secured by
buildings with a net book value of $356,142	$95,981
Auto note payable, bearing interest at 6%, due 10/16/06, with monthly payments of $895; Note is secured by vehicle with a
net book value of $27,529	21,852
Auto loan payable, bearing interest at 5.75%, due 1/7/07, with monthly payments of $734; Loan is secured by vehicle with a
net book value of $22,227	20,990
Unsecured loans payable; non-interest-bearing, due on demand	290,000
Loan advances payable for well project in Israel; repayment
contingent on regaining drilling rights in the area; holders were
initially given the option of debt or capital contribution	294,231
Auto loan payable, bearing interest at 5.24%, due 6/17/08, with monthly payments of $558; Loan is secured by vehicle with a
net book value of $29,086	21,730

744,784
Less: current portion	(323,204)

$421,580

        Total maturities of long-term debt are as follows:

2004	$299,475
2005	31,889
2006	32,143
2007	16,709
2008	13,658
Thereafter	350,910

Total	$744,784

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 8. Related Party Transactions

During the nine months ended September 30, 2004, the Company made payments of $52,167 on behalf of an officer, which were offset against amounts due to the officer (see Note 5.).

During the nine months ended September 30, 2004, the Company settled a portion of an obligation to an officer for the purchase of working interests in oil and gas leases formerly owned by the officer by issuance of 33,684,725 shares of restricted common stock of the Company valued at $11,520,176 .

During the nine months ended September 30, 2004, an affiliate of the Company advanced a total of $415,000 to the Company. These loans are to be settled by issuance of the Company’s common stock at a future date. In addition, during this period two officers loaned the Company a total of $80,000.

During 2004, Ness Operating collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. In addition, Ness Operating collected lease operating income from Ness Energy and Hesed Energy. Any intercompany income and expense have been eliminated.

Note 9. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $10,336 and 49,840 ($0 and 45,237 to related parties) in the nine-month periods ended September 30, 2004 and 2003, respectively. No income taxes were paid during these periods.

Noncash investing and financing activities for the nine months ended September 30, 2004 and 2003 are as follows:

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

In May 2004, the Company settled a portion of an obligation to an officer for the purchase of working interests in oil and gas leases formerly owned by the officer by issuance of 33,684,725 shares of restricted common stock of the Company valued at $11,520,176. During the nine months ended September 30, 2004, the Company also issued 81,828 shares in settlement of other accounts payable obligations of $21,546.

Ness Energy International, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 9. Supplemental Cash Flow Information (continued)

In June 2004, the Company issued 14,815 shares to acquire oil and gas properties valued at $4,815.

In June 2004, the Company financed the purchase of a new vehicle, as follows:

Purchase price	$30,089
Less: cash downpayment	(6,000)

Amount financed	$24,089

During the nine months ended September 30, 2004, the Company issued 400,000 shares of its common stock as downpayments on the acquisition of a partnership. The issuances have been valued at $134,650 based on the fair value of the shares at issue date.

During the nine months ended September 30, 2004, advances payable of $418,725 were offset against oil and gas properties for third parties’ share in re-entry projects.

During the nine months ended September 30, 2004, the Company recorded $49,048 in asset retirement obligations and the corresponding increase to oil and gas properties to be measured for impairment.

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

In April 2003, the Company issued 14,301,688 shares of its common stock to acquire 100% of the outstanding stock in Hesed Energy International, Inc. and Ness of Texas International, Inc.The purchase was recorded at the fair value of the assets acquired.

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

Note 10. Commitments and Contingencies

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

During the nine-month period ended September 30, 2004 and 2003, the company received $82,750 and $1,527,177, respectively, for the issuance of 235,924 and 5,938,856 shares, respectively, of the Company’s common stock under the agreement.

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

Note 11. Subsequent Event

On October 11, 2004, the Company, through a newly-formed subsidiary, Ness Energy of Israel Inc., completed the transaction to purchase the ownership shares in Equital Management Ltd., an Israeli company that is the owner of 90% of Modi’in Energy Management (1192) Ltd. and the owner of approximately 99% of Modi’in Energy Trusts Ltd. The consideration given for the shares of Equital Management Ltd. were $220,000 (paid in the equivalent Israeli New Shekels at closing) and 400,000 shares of the Company (issued previously).

Note 12. Adjustments

To effect the restatement of the Company’s financial statements at June 30, 2004 and for the six months then ended, the Company made the following adjustments:

Increased capitalized costs of oil and gas properties and reduced general and administrative expenses by $73,717 via reclassification of land engineering costs.

Corrected number of shares issued for extinguishment of officer debt and thereby reduced common stock and eliminated the recorded loss from extinguishment by $791,824.

The net effect of these adjustments on the nine months ended September 30, 2004 was a positive effect on net income of $865,541 (no effect on loss per share).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Ness Energy International, Inc. ("Ness," "Registrant," or "Company"), is in the development stage, and is continuing with its plan of exploration and development of oil and natural gas resources in Texas and Israel. The Company has interests in various properties and operations. Ness now holds existing mineral rights in various areas of Texas. The focus is on the Ft. Worth Basin in Parker, Hood, Shackerford, Jack, Wise and Palo Pinto Counties and the Coastal plains of South Texas in DeWitt, Karnes, Lavaca and Victoria counties. Management usually is in the process of negotiations or in contractual phases with at least one acquisition or similar opportunity that, if completed, could benefit Ness by causing acreage holding to significantly increase, generate revenues, or supply other byproducts.

The Registrant continues to diligently search for capital to acquire producing properties that have long life reserves and infield drilling potential. Drill the Barnett Shale prospects in North Texas, one of the most active areas of drilling in the country. In South Texas, re-enter plugged and abandoned wells containing passed over or non produced intervals that possess the potential for production. On existing properties, re-work depleted or marginal producers into new zones that possess hydrocarbons turning old production into new production. Seek out merger candidates with assets and cash flow to enhance and increase the value of Ness. All of the above done in an effort to establish cash flow whereby Ness can continue to advance the vision of the company in Israel.

Management has continued to work the plan, that was put into place by President Sha Stephens at the onset of his hiring, namely to establish much needed cash flow and revenues. President Stephens continues Management direction to build assets, generate material cash flow, and progress business plans in Texas and Israel.

Ness continues to advance the vision of the company, to drill for oil in Israel by establishing and making known its presence in Israel as an oil and gas operator there. The primary business goal of Ness is to establish material cash flow and become a profitable company with operations in Texas and Israel. We wish to build assets, reserves and shareholder value based on good, sound oil and gas properties that make sense. This will further enable Ness to continue the vision of the Company, as we work diligently to achieve the drilling of a deep well and establish production in Israel. These efforts have been rapidly progressing. Ness Energy has acquired an already existing oil and gas company in Israel along with, in a separate purchase, a small drilling/workover rig and components. On October 11, 2004, Management confirmed the completion of another Israeli acquisition, specifically, a subsidiary of the Registrant, Ness Energy of Israel, Inc., purchased the ownership shares in Equital Management 1 Ltd. ("Equital"), an Israeli company. Equital is the owner of 90% of Modi'in Energy Trusts Ltd. Modi'in Energy Management is the general partner, and Modi'in Trusts is the limited partner, in the limited partnership Modi'in Energy, the participation units of which are listed for trade on the Tel Aviv Stock Exchange. This new Israeli presence should give Ness the opportunity to expand its relations with the government agencies and the oil and gas community in Israel, possibly encourage Israeli companies and capital sources to contract with Ness, and establishing what Ness hopes to be long and prosperous relationships.

Ness has been negotiating with different oil and gas companies about sub leasing acreage in its possession or inventory. The Company would earn a portion of any revenue for the brokerage or sale of this acreage and would likely participate with the purchaser of the acreage in the purchasers proposed drilling project on the brokered acreage. Ness has also undertaken a continuing program to consult with and negotiate on the behalf of land and mineral owners, supplying transaction services and advice, by placing their property mineral or exploration rights with larger independent oil and gas companies resulting in a payment to the landowners and to Ness, with Ness retaining certain future participation rights in projects.

The included discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein.

Results of Operations

                    (a)        Comparison of the three month periods ended September 30, 2004, and September 30, 2003.

Revenues

Oil and gas revenues for the three month period ended September 30, 2004 were $82,522 as compared to $28,875 for the same period in 2003. The significant increase in revenues (186%) is due mainly to higher cash flow from acquired oil and gas properties and is the net result of a 134 % increase in natural gas volume combined with a 9 % increase in prices.

Sales revenue - brokerage is a new business development for the company. Oil and gas leases are acquired for sale and totaled $728,159 for the three months ended September 30, 2004.

Operating loss for the three months ended September 30, 2004 was $399,979 compared to $610,077 for the same period in 2003.

Costs of Revenues

Cost of sales - brokerage for the three months ended September 30, 2004 was $331,477. This is the cost for the sale discussed above.

Costs of oil and gas revenues for the three month period ended September 30, 2004 increased $12,181 to $20,324 as compared $8,143 for the corresponding period ended September 30, 2003. This increase is the result of increased volume discussed above and higher lease operating expense due to work on existing wells in an attempt to increase volume.

Operating Expenses

Administrative expenses for the three months ended September 30, 2004 were $817,019, a $213,202 increase from $603,817 for the corresponding period in 2003. This increase is the result of the Company’s activity of acquiring oil and gas properties in Texas and negotiating to acquire another company in Israel. Areas of increased costs are higher professional fees resulting from the acquisitions and increased travel expenses in developing financing and travel to Israel.

Depreciation and Depletion

Depreciation and depletion increased by $14,848 to $41,840 for the three months ended September 30, 2004 compared to $26,992 for the corresponding period in 2003. This increase was caused by higher depreciation due to acquired assets and increased depletion due to a greater number of natural gas wells.

Net Loss

The Company had a net loss for the three months ended September 30, 2004 of $401,158 compared to net loss of $609,910 for the same period ended September 30, 2003 for a $0.00 and ($.01) per share respectively. The lower net loss is due to the items discussed above.

(b)     Comparison of the nine month periods ended September 30, 2004 to September 30, 2003.

Revenues

Oil and gas revenues for the nine month period ended September 30, 2004 were $188,705 as compared to $73,663 for the same period in 2003. The 156% increase in revenues was mainly the result of increased natural gas volume from the properties acquired in the fourth quarter of 2003 and in May 2004.

Sales revenue - brokerage is a new business developed in the third quarter of 2004 which amounted to $728,159.

Costs of Revenue

Cost of sales - brokerage for the nine months ended September 30, 2004 was $331,497. This is the cost of the sales discussed above.

Cost of oil and gas revenue for the nine month period ended September 30, 2004 increased $60,575 to $83,560 as compared to $22,985 for the corresponding period in 2003. This increase is the result of increased volume discussed above and higher lease operating expense due to work on existing wells in an attempt to increase volume.

Operating Expenses

Administrative expenses for the nine months ended September 30, 2004 were $2,085,642 a $646,741 increase from $1,438,901 for the same period in 2003. The higher expenses are the result of greatly increased business activity of the Company to build cash flow and acquire companies in Israel and oil & gas properties in Texas. The areas of increased costs are higher payroll due to more employees, increased professional fees resulting from the acquisitions and higher business promotion and travel expenses in developing financing.

Depreciation and Depletion

Depreciation and depletion increased by $96,150 to $151,614 for the nine month period ended September 30, 2004 from $55,464 for the corresponding period in 2003. This increase was caused by higher depreciation due to acquired assets and increased depletion due to a greater number of gas wells.

Net Loss

The company had a net loss of $1,751,388 for the nine months ended September 30, 2004 compared to a net loss of $1,488,956 for the same period in 2003 for a ($0.01) and ($0.02) per share respectively. The increased net loss is the net result of the items discussed above.

Liquidity and Capital Resources

For the three months ended September 30, 2004 the Company had received cash in flows of $1,079,995 and has total current assets of $531,645. The company funds working capital from the brokerage of oil and gas properties, from loans, proceeds from sales of common stock and similar activities as it works to build cash flow to meet demands. The Company also utilizes shares to compensate various persons for services as part of general needs, such as Company filings and corporate compliance, but also for acquisitions, and other services.

Forward Looking Statements

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004 an evaluation was performed under the supervision and with the participation of the company’s management including the CEO and the CFO, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the company’s internal controls or in other factors that could significantly effect internal controls subsequent to September 30, 2004.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                        None.

ITEM 2. CHANGES IN SECURITIES

                        Equity Securities Sold Without Registration

The following securities of the Registrant were sold without registration during the three months ended September 30, 2004:

(1)	On July 22, 2004, the Company issued 255,324 restricted shares of its common stock for the purchase of oil and gas mineral interest based on the average price at the date of issue.

(2)	On August 19, 2004, the Company sold 36,849 restricted shares of its common stock to a third party based on the closing price on the date of the agreement less 50% plus $.07.

(3)	On August 19, 2004, the Company issued 262,105 restricted shares of its common stock for the purchase of oil and gas mineral interest, based on the average price on the date of issue.

(4)	On August 19, 2004 the Company issued 150,000 restricted shares of its common stock as down payment on the purchase of a company based on the average price on the date of the issue.

(5)	On August 26, 2004, the Company sold 29,300 restricted shares of its common stock to a third party based on the closing price on the date of the agreement.

(6)	On September 14, 2004, the Company sold 4,000 restricted shares of its common stock to a third party based on the closing price on the date of the agreement.

General Information

                                All of the above noted shares were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchaser of the limitations on resale, and neither the Company nor any person acting on its behalf , to the knowledge of the Company, sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters. The Company believes that, among other exemptions from registration that may apply, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, for the non-public sale of these restricted securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

ITEM 5. OTHER INFORMATION

                         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                      On September 8, 2004, the Company filed a Form 8-K concerning its agreement with a large independent energy company which supplied them certain rights to explore in relation to the Barnett Shale, a formation in Texas, and other rights, and related matters.

                        Exhibits.

                      Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	Ness Energy International, Inc. BY: /S/ Sha Stephens —————————————— Sha Stephens President (principal executive officer)

Dated: November 15, 2004	Ness Energy International, Inc. BY: /S/ Robert E. Lee, Jr. —————————————— Robert E. Lee, Jr. Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated November 15, 2004.

31.2	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated November 15, 2004.

32	Certification of Officers pursuant to section 906 of the Sarbanes-Oxley Act of 2002.