Form 10KSB
period 2004-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2005-03-31
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

              (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 035-3634

NESS ENERGY INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Washington	91-1067265
State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087(Address
of Principal Executive Offices) (Zip Code)

Issuer’s telephone number: (817) 341-1477

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Issuer had revenues of $1,153,000 for the fiscal year ended December 31, 2004.

The aggregate market value of the voting stock held by non-affiliates, based upon the closing price as of March 11, 2005: Common Stock, no par value is approximately $31,061,697. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the NASD Bulletin Board. As of March 11, 2005, Ness had 155,308,485 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

        Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer’s 2004 annual meeting of stockholders, are incorporated by reference in Items 9-12 of Part III hereof.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Ness Energy International, Inc. ( and it subsidiaries “Ness” or the “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation. Ness’s corporate offices are located at 4201 I-20 East Service Road, Willow Park, Texas, 76087.

Ness began trading January 23, 1998 on the National Association of Securities Dealers (“NASD”) Over the Counter Bulletin Board symbol NESS. On March 6, 1998, Ness held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares of its common stock from 50,000,000 to 200,000,000 shares and authorized 10,000,000 preferred shares to the capitalization of Ness. The Board of Directors of Ness changed its name to Ness Energy International, Inc. effective July 6, 1999.

Ness is engaged in the acquisition, development, exploitation, and exploration of producing and probable producing oil and gas properties, and in the production, marketing, and transportation of oil and natural gas both in Israel and domestically.

Ness has expended significant time and resources to develop business in the potential oil and gas properties in Israel completing work in the Lahava field and currently marking the gas production for potential sale to adjacent Kibbutz consumers. Ness was certified by the State of Israel as a Petroleum Works Contractor and is therefore able to develop and exploit mineral deposits in the area. The Company is actively pursuing oil and gas exploration in Israel through, but not limited, to its subsidiaries, Ness Energy of Israel, Inc. (“Ness Israel”), Lahava Neft and Gas Ltd. (“Lahava”), and Modi’in Energy Management (1192) Ltd. (“Modi’in Management”).

Domestically, the Company has interests in various properties and operations. Ness holds existing mineral rights in Texas including, the Fort Worth Basin in Parker, Hood, Shackerford, Jack, Wise and Palo Pinto counties and the coastal plains of South Texas in DeWitt, Karnes, Lavaca and Victoria counties.

The Company completed expansion of eight wells in 2004. Seven wells, two in South Texas and five in North Texas, have been reworked and are producing. One well has had engineering issues that have prevented production. The Company’s engineers believe that the engineering difficulties can be resolved. Should these issues not be resolved, the Company’s consultant on the project has offered the Company a prospective replacement well.

Current Business Plans and Pursuits

The Company is directing its efforts to the development and commercial exploitation of oil and gas wells that it presently holds an interest in, as well as developing opportunities for cooperation with companies that possess established cash flow, existing well bores with multiple zones of interest yet to be exploited. These candidates must also possess additional acreage for in-field drilling and should preferably be located in areas of the country that have a proven track record of long-lived reserves.

Israel

The Company is dedicated to exploring in Israel and to locating untapped petroleum resources in Israel. In July 2003, the Company completed a purchase, through Ness Israel in Israel, of equipment for oil and gas exploration and production, including recovery. The equipment includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, a large truck, piping, and pumps. The purchase price was $118,000. The equipment is stored in Israel. The Company intends to utilize these items in its effort to develop and exploit the Israel properties. The Company is currently in its ramp-up to the exploitation of the Israeli interests and is engaged in completing the required engineering, and administrative work.

Israel Background

Although Israel contains much of the same type of hydrocarbon formations as the remainder of the productive Middle Eastern countries, normally present as a pre-cursor to the detection of oil reserves, geo-politics has played a major role in the non-exploration of potential oil resources in Israel. Nevertheless, there is no evidence of commercial hydrocarbon productivity in the specific geographic area of the Company’s interest, though some evidence exists in the region.

By 1980 22 wells had been drilled, by others, in this region. Of these 22 wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant, valid tests of geological premise. Since 1980, more than 17 wells have been drilled and at least 11 of those have produced free oil. In one area alone, the Heletz Field, 18 million barrels of oil have been recovered. In the last ten years, more seismic, magnetic and gravity surveys have been run by third parties, though none conclusively confirm oil is present.

Ness has access to information collected by Israeli oil and gas concerns and consultants, including, seismic line data and analysis, engineering reports, as well as geological and geophysical surveys. Additionally, the Company has acquired data, from the drilling of test wells, well logs, drill stem tests, and well-core hole cuttings, as well as from three geological and geophysical surveys completed by Ness.

Though management is of the opinion that oil is indeed recoverable once focused exploration and drilling is undertaken, there is no assurance this belief will prove correct.

Domestic

Ness had 27 wells producing revenues in 2004, two in South Texas, and 25 in North Texas, with approximately 9,306 acres of additional land available, to pursue additional drilling operations. The Company is pursuing the approximately 14 million dollars that is believed to be necessary for the development of these wells. The potential domestic production of these wells when producing, could exceed 44 MCFG of natural gas.

The production and development of the Company’s wells in the Texas area are predominately in fields that have already producing wells, and significant geological support. Many of these fields were abandoned by larger oil and gas companies in a time when gas prices were significantly less than what they are today. The Company believes that with the higher prices for oil and gas, and improved technology, it can develop profitable, productive wells.

Available Information

Our website is located at http://www.nessenergy.com. This Form 10-KSB and all other reports filed by the Company with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website as soon as reasonably practicable after the report is electronically filed with the SEC, at http://www.nessenergy.com.

PROVED RESERVES POSITION

In Israel, the Company has the drilling rights, either directly, or indirectly, to 353,800 skm. Ness is currently expanding efforts, via engineering and licensing requirements on the Med Ashdod, Nir-AM, Beeri, and Zohar leases. Additionally, Ness has entered into operator agreements with Modi’in Management, a Ness subsidiary.

Domestically, as of December 31, 2004, the Company’s undiscounted net future net income have been estimated by Yeager Engineering, an independent engineer consultant in oil and gas technology, to be approximately $228,044,944. This compares to $63,164,116 as of December 31, 2003. The increase, in excess of 260% from 2003, is the result of, but not limited to, strategic acquisitions, revisions on previous quantity estimates, and higher oil and natural gas prices.

Change %	2004	2003
Future Net Income	$228,044,944	$63,164,116
261%
Discounted FNI @ 10%	$102,440,122	$20,404,004
402%

For the year ended December 31, 2004, the Company’s proved oil reserves increased approximately 195,000bbls from 62,000 to 257,000. The Company’s proved gas reserves increased from approximately 15,204,000MCF to 44,154,000 MCF. The increase in reserves is primarily attributable to the mentioned purchased properties . These numbers are estimates, and may vary from the actual production due to many variables, please see Certain Factors affecting future results.

Customers and Distribution Methods

The Company primarily delivers natural gas, and oil products to the market. The Company is pursuing and plans to expand in the area of offering well management services. The Company cannot, on its own, deliver products to the consumer. The Company sells it products to intermediaries, who either have, or have access to, consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require, other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to three customers, with Devon being the largest one accounting for approximately 34% of such sales.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2003, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting (“SFAS”) 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 effective June 1, 2003. The adoption of SFAS 150 did not have a significant effect on the Company’s financial position.

The Company currently is focusing its exploration, acquisition, and development opportunities in areas where it has gained historical knowledge, specifically within its current project inventory. However, the acquisition, development, production, and sale of oil and gas acreage are subject to many factors outside the Company’s control. These factors include worldwide and domestic economic conditions; proximity to pipelines; existing oil and gas sales contracts on properties being evaluated; the supply and price of oil and gas as well as other energy forms; the regulation of prices, production, transportation, and marketing by federal and state governmental authorities; and the availability of, and interest rates charged on, borrowed funds.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS No. 123(R) on July 1, 2005, and is currently evaluating the adoption alternatives.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No. 25‘s intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS No. 123(R)‘s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

OPERATIONS AND POLICIES

The Company currently is focusing its exploration, acquisition, and development opportunities in areas where it has gained historical knowledge, specifically projects in Texas and Israel. However, the acquisition, development, production, and sale of oil and gas acreage are subject to many factors outside the Company’s control. These factors include worldwide and domestic economic conditions; proximity to pipelines; existing oil and gas sales contracts on properties being evaluated; the supply and price of oil and gas as well as other energy forms; the regulation of prices, production, transportation and marketing by federal and state governmental authorities; and the availability of, and interest rates charged on, borrowed funds.

Historically, in attempting to acquire, explore, and drill wells on oil and gas leases, the Company has often been at a competitive disadvantage since it had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. The Company has, in the past, sought to mitigate some of these problems by forming cooperative groups such as acquisition or development joint ventures with other entities and individuals. These joint ventures allow the Company access to more acquisition candidates and enable the Company to share evaluation and other costs among the venture partners.

The Company’s operations are also subject to various provisions of federal, state, and local laws regarding environmental matters. The impact of these environmental laws on the Company may necessitate significant capital outlays, which may materially affect the earning potential of the Company’s oil and gas business in particular, and could cause material changes in the industry in general. The Company strongly encourages the operators of the Company’s oil and gas wells to do periodic environmental assessments of potential liabilities. To date, environmental laws have not materially hindered nor adversely affected the Company’s business.

The Company has 12 full-time and 2 part-time employees, including the Company’s President and CEO, Sha Stephens. The Company also hires outside professional consultants to handle certain additional aspects of the Company’s business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

Competition and Markets

The oil and gas industry is highly competitive in all of its phases, with competition for favorable prospects being particularly intense. Ness believes price, geological and geophysical skill, and familiarity within an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. Ness competes with independent operators and occasionally major oil and gas companies, many of which have substantially greater technical and financial resources than Ness.

States, countries, and other jurisdictions in which Ness has operations and plans to have new operations regulate the exploration, development, production, and prices on the sale of oil and gas. The Government also regulates the price on oil. Markets for, and the value of discovered oil and gas are dependent on such factors as regulation, including well spacing and production allowable, import quota competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of Ness.

Foreign Taxes and United States Tax Credits

Ness’s income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the “Code”). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in Ness’s taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed. As of December 31, 2004, Ness has not had any federal income tax liabilities, and does not foresee any liability in the current period. Although, Ness cannot predict the future tax regulations of either domestic or foreign governments, such changes could impact the Company both negatively, or positively, and such impact cannot be anticipated.

Other Regulations

Oil and gas operations are and will be subject to federal, state, and local laws as well as regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulatory Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation, and pricing, and to interruption or termination by governmental authorities.

In foreign countries, Ness may be subject to governmental restrictions on production, pricing, and export controls. Furthermore, regulations existing or imposed upon Ness at the time of its acquisition of properties may change to an unpredictable extent. Ness will have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments, or the imposition of additional foreign taxes and partial foreign ownership requirements.

Definitions

Below are definitions of certain words, as may be used by us in our documents, to be helpful to our readers.

“Code” or “The Code” the United States Internal Revenue Code of 1986, as amended.

“FNI” is Future Net Income. This is calculated by guidelines from the SEC applied to engineering reports of the potential future cash flows from well production, and after, which may or may not be, significant assumptions as to price, expenses, time tables, and capital requirements.

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

“MCF” or “MCFG” means thousand cubic feet and million cubic feet of gas, respectively.

“SKM” means Square Kilometers.

“Proved Developed Oil and Gas Reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved undeveloped reserves” are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

“Probable oil and gas reserves” are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data infer to be commercially recoverable but where uncertainty as to this data preclude the classification of these reserves as “proved”.

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

Forward-Looking Statements.

THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHICH MAY MATERIALLY DEFFER FROM RESULTS.

FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION, DEVELOPMENT AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, THE NUMBER, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, CONTINUED RECEIPT OF ROYALTIES, AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES, GROWTH, BUSINESS PLANS AND STRATEGIES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

CERTAIN FACTORS – AFFECTING FUTURE RESULTS

WE MUST CONTINUE TO EXPAND OUR OPERATIONS

Our long-term success is ultimately dependent on our ability to expand our revenue base through the acquisition of producing properties and, to a much greater extent, by successful results in our exploration efforts. We will need to continue to raise capital to make additional acquisitions and to make further investments in our current portfolio of exploration properties. We have made significant investments in exploration properties. There is no assurance that any of these acquisitions or investments or any other acquisitions or investments in the future will be successful. All of our exploration projects are subject to failure and the loss of our investment.

PRICES OF OIL AND NATURAL GAS FLUCTUATE WIDELY BASED ON MARKET CONDITIONS AND ANY DECLINE WILL ADVERSELY AFFECT OUR FINANCIAL CONDITION

Our revenues, operating results, cash flows and future rate of growth are very dependent upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	Changes in international, national, regional, and local economic conditions, as well as changes in consumer confidence and preferences, can have a negative impact on our business; changes in alternative sources of energy, by either actual cost, or perceived value.;

•	political conditions in the Middle East and elsewhere;

•	the supply and price of foreign oil and gas;

•	the level of consumer product demand;

•	the price and availability of alternative fuels;

•	the effect of federal and state regulation of production and transportation; and

•	the proximity of our natural gas to pipelines and their capacity.

WE MUST REPLACE THE RESERVES WE PRODUCE

A substantial portion of our oil and gas properties still contain proved undeveloped, and probable reserves. Successful development and production of those reserves cannot be assured. Additional drilling will be necessary in future years both to maintain production levels and to define the extent and recoverability of existing reserves. There is no assurance that our present oil and gas wells will continue to produce at current or anticipated rates of production, that development drilling will be successful, that production of oil and gas will commence when expected, that there will be favorable markets for oil and gas which may be produced in the future, or that production rates achieved in early periods can be maintained.

THERE ARE MANY RISKS IN DRILLING OIL AND GAS WELLS

The cost of drilling, completing, and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed, or canceled as a result of many factors, including title problems, weather conditions, shortages of or delays in delivery of equipment, as well as the financial instability of well operators, major working interest owners, and well servicing companies. Our gas wells may be shut-in for lack of a market until a gas pipeline or gathering system with available capacity is extended into our area. Our oil wells may have production curtailed until production facilities and delivery arrangements are acquired or developed for them.

WE FACE INTENSE COMPETITION

The oil and natural gas industry is highly competitive. We compete with others for property acquisitions and for opportunities to explore or to develop and produce oil and natural gas. We face strong competition from many companies and individuals with greater capital, financial resources, and larger technical staffs. We also face strong competition in procuring services from a limited pool of laborers, drilling service contractors, and equipment vendors.

THE AMOUNT OF INSURANCE WE CARRY MAY NOT BE SUFFICIENT TO PROTECT US

We, our partners, co-venturers, and well operators maintain general liability insurance but it may not cover all future claims. If a large claim is successfully asserted against us, we might not be covered by insurance, or it might be covered but cause us to pay much higher insurance premiums or a large deductible or co-payment. Furthermore, regardless of the outcome, litigation involving our operations or even insurance companies disputing coverage could divert management’s attentions and energies away from operations. The nature of the oil and gas business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to us.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL

We believe that the oil and gas exploration and development and related management experience of our key personnel is important to our success. The active participation in the Company of our President, Sha Stephens, and certain key executives is a necessity for our continued operations. We do not carry key person life insurance on any of our key personnel. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. The Company has plans to continue to provide employment contracts with these key executives, and provide other benefits that may be in the best interest of the Company. We cannot assure that we will be able to continue to do so.

OUR RESERVES ARE UNCERTAIN

Estimating our proved reserves involves many uncertainties, including factors beyond our control. Our annual report on Form 10-KSB for 2004 contains estimates of our oil and natural gas reserves and the future cash flow to be realized from those reserves for years 2004 and 2003, as prepared by our independent engineer consultant in oil and gas technology. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

•	historical production from the properties compared with production from other producing properties;

•	the effects of regulation by governmental agencies;

•	future oil and gas prices; and

•	future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs.

GOVERNMENTAL REGULATION, ENVIRONMENTAL RISKS AND TAXES COULD ADVERSELY AFFECT OUR OIL AND GAS OPERATIONS IN THE UNITED STATES

Our oil and natural gas operations in the United States are subject to regulation by federal and state governments, including environmental laws. To date, we have not had to expend significant resources in order to satisfy environmental laws and regulations presently in effect. However, compliance costs under any new laws and regulations that might be enacted could adversely affect our business and increase the costs of planning, designing, drilling, installing, operating, and abandoning our oil and gas wells and other facilities. Additional matters that are, or have been from time to time, subject to governmental regulation include land tenure, royalties, production rates, spacing, completion procedures, water injections, utilization, the maximum price at which products could be sold, energy taxes, and the discharge of materials into the environment.

Capital is available under certain conduits that would lend themselves to tax preference items under the Code. This may, to some degree, effect, or affect the capital costs of the Company. Changes, in the Code could have either a positive or negative impact on the Company.

THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN ISRAEL

The Company maintains a presence and is involved in oil and gas exploration activities in Israel. Accordingly, a significant portion of the Company’s business plan is directly affected by prevailing economic, military, and political conditions that affect Israel. Any major hostilities involving Israel might have a material adverse effect on the Company’s business, financial condition, or results of operations.

THE MARKET FOR OUR STOCK IS HIGHLY VOLATILE

Our stock is currently traded on the NASD Bulletin Board. Consequently, the price at which the shares trade may be highly volatile. Under current rules our stock may continue to be listed on the NASD Bulletin Board as long as we continue to file our reports with the SEC. Investor interest in the Company’s common stock may not maintain an active or liquid trading market. The market price of the Company’s common stock has fluctuated in the past and may continue to be volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes forthe Company’s stock has fluctuated widely and may continue to for reasons that may be unrelated to business or results of operations. General economic, market, and political conditions could also materially and adversely affect the market price of the Company’s common stock and investors may be unable to resell their shares of common stock at or above their purchase price.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Offices

The Company owns one office building on one-half acre of land in Willow Park, Texas. In addition, the Company owns one office building and storage facility on 11.4 acres of land in Willow Park, Texas The mortgage balance on this property as of December 31, 2004 was, $98,593. The Company also owns one office unit in a building in Netanya Israel.

Oil and Gas Lease Interests

Ness does not own the land on which it has the working interests. The Company has the rights to the minerals contained in the land, primarily potential oil and gas. (See Schedule of Oil and Gas Operations below for more detail).

During 2004, Ness received no royalties from any lease rights or working interests.

Ness owns the following Working Interests:

Poolville Production Field, primarily in North Texas

Mills Production, primarily in Clay, Jack, Palo Pinto and Parker Counties of Texas

Barnett Shale, primarily in Parker, Palo Pinto and Erath Counties of Texas

South Texas re-entry wells, primarily in Dewitt and Lavaca Counties of Texas.

Production

                No reserves were reported to other federal agencies.

(2) Production	2003	2004
Natural Gas Per MCF
Coffey/Greenwood Field
A) Average sales price	$ 4.27	$5.56
B) Average production cost	$ 2.10	$3.14
Moby Dick Field (11-1-02 and 10-1-03)
A) Average sales price	$ 4.57	$5.56
B) Average production cost	$.96	$3.14
Graford South Field (10-1-03)
A) Average sales price	$ 3.85	$5.56
B) Average production cost	$ 1.96	$3.14

         Reserves Reported to Other Agencies

No reserves were reported to other federal agencies.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Rightquare	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.	8	License	Zohar

Domestically (exclusively Texas):

Ness Energy International
Schedule of Oil and Gas Properties
December 31, 2004

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	10% NPV	Projected Additional Investment
Proved Producing

North Texas	34	25	2,459	1,869	$ 5.56	$ 1,034,927	$ --

South Texas Reentry	2	2	125	125	$ 5.56	$ 40,243	$ 7,500

Subtotal	36	27	2,584	1,994	$ 5.56	$ 1,075,170	$ 7,500

Proved Nonproducing
North Texas			4,676	4,676		$ 53,893,590	$ 2,623,163
South Texas Reentry			1,263	1,263		$ 21,349,245	$ 1,695,000

Subtotal			5,939	5,939		$ 75,242,835	$ 4,318,163

Probable

Barnett Shale			3,367	3,367		$26,122,117	$ 9,950,000

Company Total	36	27	11,890	11,300	$ 5.56	$102,440,122	$14,275,663

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in disputes and other legal actions arising in the ordinary course of business. In management’s opinion, none of these disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the Shareholders in the fourth quarter of 2004.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Ness’s common stock is traded on the NASD Bulletin Board, under the symbol of “Ness”. The range of closing prices shown below covers the last two fiscal years of the Ness. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended December 31, 2004

	High	Low
Quarter Ended December 31, 2004	$ 0.41	$ 0.16
Quarter Ended September 30, 2004	$ 0.35	$ 0.19
Quarter Ended June 30, 2004	$ 0.45	$ 0.28
Quarter Ended March 31, 2004	$ 0.50	$ 0.35

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended December 31, 2003

	High	Low
Quarter Ended December 31, 2003	$ 0.51	$ 0.36
Quarter Ended September 30, 2003	$ 0.69	$ 0.22
Quarter Ended June 30, 2003	$ 0.58	$ 0.13
Quarter Ended March 31, 2003	$ 0.42	$ 0.25

Holders of Common Equity as of March 11, 2005, Ness had approximately 3,643 shareholders of record of its common stock.

Dividends

Ness has not declared or paid a cash dividend to stockholders since it was originally organized. The Board of Directors presently intends to retain any earnings to finance Ness operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon Ness’s earnings, capital requirements, and other factors.

Equity Securities Sold Without Registration

Set forth below is a listing of all sales by the Company of unregistered equity securities during 2004, excluding sales that were previously reported on Quarterly Report on Form 10-QSB.

        In October 2004, the Company sold 69,551 \shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock on the date of the agreement by 50% and increased that product by $.07.

        In November 2004, the Company sold 14,922 restricted shares of its common stock to a [Investor?] third party at a purchase price formula that discounted the per share closing price of the Company’s common stock by 50% on the date of the agreement and increased that product by $.07.

        In November 2004, the Company issued 2,180,102 restricted shares for the purchase of oil and gas property based on the average trading price of shares of common stock of the Company on the date of the agreement, discounted by 10%.

        In December 2004, the Company issued 315,000 restricted shares of its common stock to employees, and or consultants for consulting, and services received over a period of time based on the average trading price of the shares of common sock of the Company on the date of issue.

        In December 23, 2004, the Company sold 21,102 restricted shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock by 50% on the date of the agreement and increased that product by $.07.

General Information.

                All of the above noted shares were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchases of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d). Unless otherwise indicated, such sales were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-KSB. Critical Accounting Policies

Oil and Gas Property and Equipment

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized. No impairment was required in 2004 and 2003.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. There was no provision required in 2003 or 2004 as a result of this limitation on capitalized costs.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Results of Operations

(a) Revenues

The Company accomplished the following financial and operating results from 2003 to 2004:

1.     Grew reserves by over $82,036,000, or 402% primarily through development and acquisition.

2.     Grew gross revenues by $1,045,000 or 968% primarily through the sale of deep mineral rights.

3.     Grew MCF sold by 24,331 MCF or 101% primarily through development of existing wells.

4.     Reduced general and administrative expenses by $487,000 or 22% primarily through tighter management controls.

Operating revenues increased by $1,045,000 from the prior year of $108,000, generating 2004 revenues of $1,153,000. This increase was the result of, consideration received fordeep mineral rights on leased land in zones that the Company did not intend to explore as well as, increased production in 2004 of approximately 48,360 MCF from 24,029 in 2003 representing an increase of 24,331 MCF of 101%.

The Company maintained certain participation rights on the same lands in which the sale of deep mineral rights were sold, and management believes that these lands will generate revenues in 2005.

(b) Costs and Expenses

General and administrative costs were reduced by 23% to $1,727,000 for 2004 from $2,256,000 for 2003. These reductions were primarily the result of, tighter management controls, that generated reduced professional fees, travel, and administrative expenses.

(d) Depreciation, Depletion, and Amortization

Depreciation, depletion and amortization increased from $178,000 in 2003 to $293,000 in 2004. This increase is predominately due to increased production, generating increased depletion costs.

(e) Net Loss

Although the Company still has a loss of $1,284,000 for the year ended December 31, 2004, this reflects an improvement of 45% from the 2003 loss of $2,346,000. The change is due primarily from management’s decisions with respect to the choice of wells to be developed, sales of deep mineral rights that the Company was not intending to develop, and tighter costs controls and to a much lesser extent an increase in sale prices. The Company continues to evaluate all possible avenues to improve results, this includes, but is not limited to, continued well expansion, sales of certain mineral rights, continued well management services, and tighter management controls.

Liquidity and Capital Resources

The Company must acquire approximately $15 million in capital in order to undertake the continued expansion of its current well base. To that end, the Company is currently carrying on conversations with potential investors. The Company plans to continue to raise capital through the private placement of its common stock, debt, and, possibly through the public sale of its securities. Management intends to use the proceeds from the issuance of debt or any equity sales to further develop oil and gas reserves in the United States and in Israel. Ness believes that these actions will enable Ness to carry out its business plan.

As of December 31, 2004, the Company’s current liabilities exceed its current assets by $2,002,000 and the Company has experienced net losses of $1,300,000 and $2,346,000 for the years ended December 31, 2004 and 2003, respectively. Although the Company has an accumulated deficit of $16,816,000 at December 31, 2004, total stockholders’ equity is $17,386,000. The Company, through one of its subsidiaries, has entered into an agreement to complete three wells in South Texas for $2,550,000. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,322,000 of current liabilities at December 31, 2004 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. To a lesser extent, management is continuing to improve on efficiencies to be gained in the general and administrative expense items. In conjunction with these efforts, management believes that the Compnay will be able to reverse the negative trends mentioned above.

Income Tax Matters

Ness has loss carryforwards totaling approximately $15,513,000 as of December 31, 2003. At the time of the filing of this form 10KSB the Company has not yet filed its 2004 Federal Income Tax Return to determine the amount of the loss carryforward as of December 31, 2004. There can be no assurance that the Company will be profitable in the future and the Company may, or may not be able to utilize any this carryforward. Accordingly, the Company has not determined, nor recorded an asset for the carryforward. The net operating loss carryforwards expire as follows:

Year Expiring	(000 omitted)
2011	$ 1
2012	2
2018	104
2019	1,991
2020	1,515
2021	2,498
2022	2,206
2023 and after	7,196

ITEM 7. FINANCIAL STATEMENTS.

Statements of Operations, Changes in Equity, and Statements of Cash Flows for the years ended December 31, 2004 and 2003 are presented in a separate section of this report following Item 14. The Balance Sheets as of December 31, 2004 and 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company appointed Whitley Penn as its new independent registered public accounting firm in January 2005. The change was reported on Form 8-K and 8-KA in January 2005. There were no disagreements with the predecessor auditors.

ITEM 8a CONTROLS AND PROCEDURES

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation.

ITEM 8b OTHER INFORMATION.

In February 2005, a subsidiary of the Company, entered into an agreement with a company under which the Company sold a working interest to re-enter three of the Company’s leased wells. Under the terms of the agreement, the participant has to pay an aggregate sum of, $2,550,000 in exchange for 75% of the net revenues from the sales of the oil and gas produced by these wells. The agreement allows for the purchase of the payment to be completed no later than August 2005. If not completed by this date, the agreement terminates. As of the date of fling this Form 10-KSB, the Company has received an aggregate of $1,252,500 from the investors.

Employment Agreements: The company has employment agreements with Sha Stephens, President and CEO, Judson F Hoover, CFO, All agreements were entered February 28, 2005 , from previous oral agreements, that were entered when hired. All agreements are renewable on the calendar year. A summary of the agreements is reflected in the following schedule:

Name	Position	Cash	Stock
Shannon K Stephens	CEO	$175,000/yr	$24,000/yr
Judson F Hoover	CFO	$104,544/yr	$24,000/yr

Ness Energy International, Inc. and Subsidiaries
Financial Statements
December 31, 2004

Ness Energy International, Inc. and Subsidiaries
Index to the Financial Statements

December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and StockholdersNess
Energy International, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Ness Energy International, Inc. and subsidiaries as of December 31, 2004 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ness Energy International, Inc. and subsidiaries at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BY: /S/ Whitley Penn —————————————— Whitley Penn Fort Worth, Texas February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and StockholdersNess
Energy International, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Ness Energy International Inc. and subsidiaries (a development stage company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ness Energy International, Inc. and subsidiaries (a development stage company) for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Rosenberg Rich Baker Berman & Company BY: /S/ Rosenberg Rich Baker Berman & Company —————————————— Rosenberg Rich Baker Berman & Company Bridgewater, New Jersey March 6, 2004

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(Rounded to thousands, except share amounts)

December 31, 2004

Assets
Current Assets
Cash	$103
Accounts receivable - trade	94

Accounts receivable - related parties	92
Investments - available for sale	10
Other current assets	13

Total Current Assets	312
Property and Equipment
Property and equipment, net	1,838
Oil and gas properties - full cost method:

Oil and gas properties, unproved	1,134
Oil and gas properties, proved	13,038
14,172
Less accumulated depreciation and depletion	(139)
Net oil and gas properties	14,033
Total Property and Equipment	15,871
Goodwill	3,760
total Assets	19,943

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	948
Accounts payable - related parties	1,322

Current portion - long-term debt	44
Total Current Liabilities	2,314
Asset retirement obligation, non-current	88
Long-term debt	165
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares
authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized,
150,420,374 shares issued and outstanding	34,182
Accumulated Deficit	(16,816)
Accumulated other comprehensive income	10

Total Stockholders' Equity	17,376
Total Liabilities and Stockholders' Equity	$19,943

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries

Consolidated Statements of Operations
(Rounded to thousands, except share amounts) Years Ended December 31, 2004 and 2003

	2004	2003
Revenues
Oil and gas revenues	$1,153	$108
Expenses
Lease operating expenses	513	31
Production taxes	25	8
Compression expenses	7	4
Depletion	160	109
General and administrative expenses	1,727	2,256
Total Operating Expenses	2,432	2,408
Operating Loss	(1,279)	(2,300)
Other Income (Expenses)
Interest expense	(2)	(7)
Interest expense - related party	(32)	(45)
Other income	13	6
Net Loss Before Income Taxes and Other
Comprehensive Income	(1,300)	(2,346)
Other Comprehensive Income	(52)
Income Taxes	--	--
Comprehensive Net Loss	$(1,352)	$(2,346)
Net Loss Per Weighted Average Share:
Net Loss per share - basic and diluted	$(0.01)	$(0.03)
Weighted Average Shares Outstanding	134,431,683	87,030,525

        See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
(Rounded to thousands, except share amounts) Years Ended December 31, 2004 and 2003

                                                       Accumulated    Accumulated
                                                         Deficit        Deficit
                                                        Prior to         Since
                                                       Reentering     Reentering
                                                       Development    Development    Accumulated     Contracts
                                                          Stage          Stage          Other        Requiring
                        Common Stock        Paid-In    January 1,     January 1,    Comprehensive    Net-Share    Deferred
                        Shares Amount       Capital       1998           1998           Income      Settlement   Consulting      Total

Balance
January 1, 2003      61,771,108   $ 10,936     $  --     $  (2,630)    $  (10,540)       $      40       $   99      $    --  $(2,067977)
Issuance of
Common stock for:
Future Services       2,948,000      1,150        --             --             --              --         (51)  (1,099,130)        --
Oil and gas
property                153,219         47        --             --             --              --         (48)           --          (1)
Property and
equipment                 6,061          4        --             --             --              --                        --            4
Services              1,460,525        529        --             --             --              --           --           --          528
Employee benefits     1,370,000        472        --             --             --              --           --           --          472
Cash                  6,155,856      1,587                                                                                          1,587
Shares issued in
acquisition of
subsidiaries         14,301,688      4,004        --             --             --              --           --          271        4,004
Shares issued to
extinguish
related party
debt                 11,312,523      2,772                                                                                          2,772
Recognition of
services
performed for
common stock         11,312,523         --        --             --             --              22           --           --
Issuance of
stock purchase
warrants                     --         --        32             --        (2,346)              --           --           --
Net change in
unrealized                   --         --        --             --             --              --           --           --  (2,139,450)
Balance
December 31, 2003    99,478,980     21,528        32        (2,630)       (12,886)              62           --        (972)  (2,067,977)
Issuance of
common stock for:
Future services       8,943,873      3,073        --             --             --              --                   (2,520)           --
Oil and gas
property              2,726,733        651        --             --             --              --                        --        (766)
Property and
equipment                                         --             --             --              --           --           --        3,600
Services              3,061,243        636        --             --             --              --           --           --      528,583
Employee benefits                                 --             --             --              --           --           --      471,900
Cash                    542,922        144        --             --             --              --           --           --    1,586,787
Shares issued in
acquisition of
subsidiaries          1,900,000        765        --             --             --              --           --           --    4,004,473
Shares issued to
extinguish
related party
debt                 33,766,533     11,542        --             --             --              --           --           --    2,772,145
Recognition of
services                                                                                                               3,156
performed for
common stock                 --    (4,157)        --             --             --              --           --          192      271,388
Issuance of
stock purchase
warrants                     --         --      (32)             --             --              --           --           --       31,500
Net change in
unrealized
appreciation on
securities
available for
sale, net of tax
effect of $0                 --         --        --             --             --            (52)           --           --
Net Loss                     --         --        --             --        (1,299)              --           --           --
Total
comprehensive
loss                         --         --        --             --             --              --           --           --  (2,323,964)
Balance
December 31, 2004   150,420,374   $ 34,182        --     $  (2,630)    $  (14,186)       $       1     $  0-10-           --  $ 5,277,669

See notes to consolidated financial statements.

Ness Energy International, Inc. and SubsidiariesConsolidated
Statements of Cash Flows (Rounded to thousands)

Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating
Activities
Net Loss	$(1,300)	$(2,346)
Adjustments to reconcile
net loss to net cash used
in operating activities
Depreciation, depletion,
and amortization	160	178
Accretion of interest on
plugging and abandonment
liabilities	--	2
Recognition of services
performed for stock	--	271
Services	636	529
Employee benefits	--	472
Retirement of Stock issued
for deferred Consulting	(893)	--
Change in operating assets
and liabilities:
Accounts receivable -
trade	(74)	(13)
Accounts receivable -
related parties	--	(207)
Other current assets	(59)	(68)
Accrued expenses	746	184
Accounts payable -
related party, net of
settlement of
acquisition, see note 2	1,252	60
Asset Retirement
Obligation	39
Net Cash Provided By
(Used In) Operating	125
Activities	(938)
Cash Flows From Investing
Activities
Capital Expenditures	(451)
Repayments of related party
notes receivable	(4)
Net Cash Used in
Investing Activities	(451)	(605)
Cash Flows From Financing
Activities
Proceeds of debt - related	--
party	189
Proceeds from other
long-term debt	--	250
Repayments on long-term debt	(571)	(200)
Proceeds received from sale of
common stock	144	1,587
Net Cash Provided by
Financing Activities	(427)	1,826
Net Change in Cash	(253)	283
Cash at Beginning of Year	356	73
Cash at End of Year	$103	$356

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business, Organization and Basis of Presentation (a) Organization

Ness Energy International, Inc. and subsidiaries (“Ness” or the “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation. The Company’s principal business is the acquisition, either alone or with others, of interests in proved or unproved oil and gas leases, and exploratory and development drilling. This includes but, is not limited to exploitation, development, and well service management. The Company presently owns oil and gas interests in the state of Texas as well as internationally, directly or indirectly, in the nation of Israel.In April 2003, the Company acquired substantially all the net assets of two affiliated companies, Hesed Energy International, Inc, (“Hesed”) and Ness of Texas, Inc. (Ness of TX”) through issuance of common stock (see Note 3 — Business Combinations). Consequently, these entities became wholly-owned subsidiaries of the Company

In October 2003, the Company acquired a number of oil and gas leases from an officer of the Company (see Notes 6 and 9). In addition, the Company formed a new wholly-owned subsidiary, Ness Operating of Texas, Inc. (“Ness Operating”), which now collects net oil and gas revenues from a majority of the Company’s properties and remits the funds to the Company.

(b) Management's Plans

As of December 31, 2004, the Company’s current liabilities exceed its current assets by $2,002,000 and the Company has experienced net losses of $1,300,000 and $2,346,000 for the years ended December 31, 2004 and 2003, respectively. Although the Company has an accumulated deficit of $16,816,000 at December 31, 2004, total stockholders’ equity is $17,386,000. The Company, through one of its subsidiaries, has entered into an agreement to complete three wells in South Texas for $2,550,000. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,322,000 of current liabilities at December 31, 2004 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. To a lesser extent, management is continuing to improve on efficiencies to be gained in the general and administrative expense items. In conjunction with these efforts, management believes that the Compnay will be able to reverse the negative trends mentioned above.

Note 2. Summary of Significant Accounting Policies

               Principles of Consolidation

The consolidated financial statements include the accounts of Ness and its wholly-owned and majority-owned subsidiaries since the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies (Continued)

               Investments in Securities

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. In accordance with SFAS No. 115, the Company’s investments in securities are classified as follows:

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

Securities Available for Sale — Securities available for sale consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. All of the Company’s investments in securities are classified as available for sale. Unrealized holding gains and losses on securities available for sale are reported as a net amount in accumulated other comprehensive income within stockholders’ equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific identification method.

               Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized. No impairment was required in 2004 or 2003.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As capitalized costs do not exceed the estimated present value limitation, the accompanying financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2004 and 2003.

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment of properties are recognized as an expense in the period of abandonment and accounted for as adjustments of capitalized costs.

               Goodwill

Goodwill represents the excess of the purchase price of assets acquired over the fair market value of such assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess. For the years ended December 31, 2004 and 2003, the Company did not recognize any impairment loss related to goodwill (see Note 3.).

               Long-lived Assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less cost to sell.

               Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets as follows:

0 years
Buildings	3
Transportation equipment and vehicles	5 years
Furniture, fixtures and equipment	3-5 years

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

               Revenue Recognition

Oil and gas production sales are recorded upon receipt of remittance advices from purchasers of the production and upon accrual based on estimated production sales and related production taxes at the financial statement date. Such estimates take into consideration production volumes, revenue interests, sales price histories and appropriate reductions.

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

               Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash.

               Contracts Settled in the Company’s Common Stock

For financial instruments entered into after May 31, 2003, the Company has classified all instruments applicable under the scope of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as liabilities. The financial instruments issued by the Company after May 31, 2003 fall under the scope of the above statement due to the underlying contracts are financial instruments other than outstanding shares that embody a conditional obligation that the Company must settle by issuing its own equity shares, and, at inception, the monetary value of the obligation is based solely on a fixed monetary amount known at inception. At December 31, 2003, $11,637,000 was recognized in current liabilities pursuant to such financial instruments, net of settlement of receivable from related part of $95,000. The contract was completed with shares of the Company’s common stock. The Company had no such liabilities at December 31, 2004. For financial instruments entered into before May 31, 2003, the Company followed the guidance under EITF Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, whereby contracts that required net-share settlement (in the Company’s specific cases, in unregistered shares), were classified as equity.

               Basic Loss Per Common Share

The loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the year. The effect of any conversion of convertible debt, warrants or common stock subscriptions has not been included as doing so would be anti-dilutive.

               Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Some balances have been reclassified for consistent presentation.

Depletion was calculated based on engineers’ estimates of reserves and the proved and unproved properties were evaluated based on their future potential. It is reasonably possible that these estimates may change materially in the near term.

               Financial Instruments

Financial instruments consist principally of accounts receivable — trade, accounts receivable — related parties, investments, deposits, accounts payable and accrued expenses, and accounts payable — related parties. Recorded values approximate fair values due to the short maturities of these instruments.

               Concentrations of Credit Risk

The Company regularly maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits provided by the U.S. Federal Deposit Insurance Corporation. As of December 31, 2004 and 2003, the Company had no uninsured deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash balances.

The Company received 100% of its operating revenues from a single customer in 2003. The risk of loss on the related receivables is mitigated due to the size and strength of the customer.

               Securities Issued for Property and Services

The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company’s stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The statement generally suggests, but does not require, stock-based compensation transactions to be accounted for based on the fair value of the services rendered, property received or the fair value of the equity instruments issued, whichever is more reliably measurable.

               Reclassification

Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 financial statement presentation. Such reclassifications had no effect on income.

               New Accounting Pronouncements Standards Implemented

In June 2003, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS. No. 150 did not have a significant effect on the Company’s financial position.

In December 2003, the FASB issued a revised Interpretation No 46, Consolidation of Variable Interest Entities. The interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

SFAS No. 123(R) must be adopted no later than July 1, 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1). A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2)	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS No. 123(R) on July 1, 2005, and is currently evaluating the adoption alternatives.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25‘s intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)‘s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Note 3. Business Combinations

On April 11, 2003, the Company entered into a business combination with two companies related by common ownership (Hesed and Ness of TX — see Note 1), acquiring 100% of the net assets of each for a total of 14,302,000 shares of restricted stock. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $3,123,000. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the Hesed reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2004.

The results of operations of Hesed and Ness of TX are included in the consolidated statements of operations for the year ended December 31, 2003 from the date of acquisition.

On January 5, 2004, the Company entered into a business combination with Lahava , acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $637,023. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at September 30, 2004.

Lahava was established in July 2000, with the limited partnership formed in February 2001. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area. The results of operations of Lahava are included in the consolidated statements of operations for the three and nine months ended September 30, 2004 from the date of acquisition.

From May 18, 2004 through August 25, 2004, the Company issued 400,000 shares of its common stock as a downpayment on the acquisition of an Israeli partnership called Equital Management Ltd. The issuances have been valued at $134,650 based on the fair value of the shares at issue date. The terms of the agreement were finalized in August 2004, and consummation of the transaction took place in October 2004 (see Note 11).

The results of operations of Hesed and Ness of TX are included in the consolidated statements of operations beginning from the date of acquisition.

Note 4. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At December 31, 2004, the investment has an unrealized gain of $10,000.

        The Company had no sales of investments during 2004 or 2003.

                Changes in other comprehensive income related to investments for the years ended December 31 are as follows:

2004 2003

Other comprehensive income:

Holding gain (loss) arising during the period       $            (52)  $             22
Change in unrealized gain (loss) on securities
available for sale                                  $            (52)  $             22

Note 5. Property and Equipment

                Property and equipment are comprised of the following at December 31, 2004:

Land and buildings                                                  $             1,392
Transportation equipment and vehicles                                               273
Drilling equipment                                                                  115
Water farm                                                                           34
Furniture and fixtures                                                              147
Gas Pipeline                                                                        132
 Total Property and Equipment                                                     2,093
Less accumulated depreciation                                                       255
 Property and Equipment, net                                        $             1,838

Ness Energy International, Inc. and SubsidiariesNotes
to Financial Statements

Note 5. Property and Equipment (Continued)

Depreciation expense was $141,000 and $69,000 for the years ended December 31, 2004 and 2003, respectively.

During 2003, it was determined that an asset captioned under furniture and fixtures was impaired. For the year ended December 31, 2003, the Company recognized an impairment loss of $8,000 based on the estimated recoverable amount that will be refunded by the asset’s vendor, less related costs to return the item, resulting in an adjusted carrying amount of $15,000. The loss is aggregated in the General and Administrative expense caption of the income statement for 2003. There were no such impairments were not realized during the year ended December 31, 2004.

Note 6. Accounts Payable — Related Parties

At December 31, 2004, Accounts Payable — Related Parties consisted of amounts due for advances from related parties, that the Company anticipates repaying out of working capital within 2005.

Note 7. Asset Retirement Obligations

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the abandonment of oil and gas producing facilities from January 1, 2003 (implementation date) forward. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the year, and the capitalized cost approximated of $46,000. Upon initial implementation, the Company recognized $460 for the cumulative effect of the change in accounting principle due to accretion from acquisition date to the implementation date less depletion recapture due to the estimated salvage values of the properties. The Company evaluated 28 wells (20 acquired during 2003), and has determined a range of abandonment dates between July 2004 and December 2023 and a total salvage value of $53,000. The following represents pro-forma presentation of the amount of the retirement obligation at the beginning and end of the year ended December 31, 2004:

Beginning balance at January 1, 2004                                   $               49
Liabilities incurred during the period                                                 --
Liabilities settled during the period                                                  --
Accretion of interest                                                                  --
Revisions of estimate                                                                  39

Ending balance at December 31, 2004  (See also Long Term Debt)         $               88

Note 8. Long-Term Debt

                Long-term debt consists of the following at December 31, 2004:

Mortgage note payable, bearing interest at 7.75%, due 5/15/13, with minimum monthly payments of $1,270 including interest; the Note
is secured by buildings with a net book value of $372,121                             98

Auto note payable, bearing interest at 6%, due 10/16/06, with monthly payments of $895 including interest; the Note is secured by the financed vehicle with a
net book value of $56,101                                                             45
Auto loan payable, bearing interest at 5.6%, due 5/7/07, with monthly payments of $1,453 including interest; the Loan is secured by two vehicles being financed
with a net book values totaling $80,378                                               66

                                                                                     209
               Total less long-term debt: current portion                             44
               Total long-term portion                                 $             165
At December 31, 2004, Ness Operating, on behalf of the Company, has established a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas, as required by the state in order for the Company to perform oil and gas operations within the jurisdiction of the Railroad Commission.

                Total maturities of long-term debt are as follows:

2005                                     $              44
2006                                                    37
2007                                                    20
2008                                                    13
2009                                                    14
Thereafter                                              37

      Total                              $             165

Note 9. Related Party Transactions

During 2003, the Company entered into a contract to purchase oil and gas leases from an officer for the estimated value of the properties $11,685,000 offset against amounts due from the officer of $60,000. The resultant liability was settled in the Company’s common stock in 2004 (See also Contracts settled in the Company’s Common Stock).

Accounts receivable — related party and accounts payable — related party at December 31, 2004 consists primarily of amounts returned to related parties secured by amounts due to those same parties. The net amount of accounts receivable from related parties offset by amounts due to related parties is a net amount due to of 1,150,000. Such advances were primarily used for well expansion, operating expenses, and mineral leases. The Company does not anticipate, but cannot preclude the potential of, utilizing such facilities in the future.

During 2003, a company related through common ownership collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. In October 2003, the Company formed Ness Operating as a wholly-owned subsidiary to perform this function.

Note 10. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $45,000 and $31,000 to related parties in 2004 and 2003, respectively. No income taxes were paid during the years ended December 31, 2003 or 2002.

Noncash investing and financing activities for the years ended December 31, 2004 and 2003 are as follows: In 2003 and 2004, the Company issued 153,219, and 2,726,733 shares of its common stock for the acquisition of an oil and gas leases. The cost of the lease were recorded at the average stock price on the date of issuance reflecting capital costs of $47,000 and $651,000, respectively.

In the acquisition of Lahava (see note 3) there was a noncash entry of $637,000 for Goodwill. There is currently a noncash loss realization of $52,000 from the period of ownership of the investment to December 31, 2004.

There were two notes payable for autos realized in 2004 for a total of $81,000 There were shares issued for the acquisition of a subsidiary in the amount of $765,000. There was a noncash settlement of a note payable to a related party of $11,542,000 net of the receivable see also note contracts closed in the company’s common stock.

Note 11. Income Taxes

A reconciliation of statutory tax rates to the Company's effective tax rates follows:

                                                               2004                 2003

Benefit at statutory rates                                    (34)%               (34)%
Losses not providing benefits                                  34%                 34%
 ffective rate                                                  -%                  -%
The deferred tax assets are comprised primarily of the Company’s net operating loss carryforwards and impairment recorded on investments.

Net operating loss carryforward                $            5,761     $           3,429
Impairment on investments                                     340                   340
Other                                                           6                     6
Less valuation allowance                                   (6,107)               (3,775)
Net deferred tax asset                         $               --     $              --
The Company’s net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

  Expiring
  2011      $        1
  2012               2
  2018             104
  2019           1,991
  2020           1,515
  2021           2,498
  2022           2,206
2023
and
further          7,196

Balance at beginning of year                                     $               (3,775)
Balance at end of year                                                           (6,107)

Net change                                                       $               (2,332)

Note 12. Stockholders’ Equity

On March 6, 1998, the Company Articles of Incorporation was amended to authorize the issuance of 10,000,000 shares of preferred stock and to increase the number of shares of the Company’s common stock authorized for issuance by 150,000,000 shares to a total of 200,000,000.

On April 23, 2002, the Company entered an agreement whereby, up to 50,000,000 shares of the Company’s common stock can be sold to provide capital. Under the agreement, the Company may exercise a put by the delivery of a put purchase notice to the purchaser. The number of shares to be issued is determined by dividing the amount specified in the put purchase notice by the purchase price determined during a specified pricing period. The purchase price is 96% of the average of the three lowest closing bid prices of the Company’s common stock during the five trading days of the specified pricing period.

During 2004 and 2003, the Company received $144,000 and $1,587,000, respectively, for the issuance of 542,992 and 6,155,836 shares, respectively, of the Company’s common stock under the put agreement.

Note 13. Commitments and Contingencies

The Company leases office equipment under an operating lease arrangement. Future minimum annual rent payments required under noncancelable lease in effect at December 31, 2004 approximates $2,000 for the year ending December 31, 2005.

Total lease expense during the years ended December 31, 2004 and 2003 was $4,000 and $3,000, respectively.

Note 14. Major Customers

The Company sells natural gas and natural gas liquids to a limited number of purchasers. However, management believes the competitive nature of the industry, capitalized levels of purchasers, and available marketing alternatives do not make the Company dependent on any single purchaser. As such no allowances have been made for bad debts.

Note 15. Subsequent Events – (Unaudited)

In February 2005, the Company, entered into a working interest agreement with certain investors under which the Company sold a working interest to reenter three of the Company’s leased wells. Under the terms of the agreement, the investors have the right to acquire the entire working interest in the wells being sold by the Company for an aggregate sum of $2,500,000 in exchange for 75% of the net revenues from the sale of the oil and gas produced by the wells. The agreement allows for purchase of the working interest to be completed by no later than August 2005. To date, the Company has received an aggregate of $1,252,500 from the investors.

Ness Energy International, Inc. and Subsidiaries

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

                                                                              Liquids                Gas
                                                                              (Bbls)                (Mcf)
December 31, 2004 - proved producing reserves                                              7,937       418,991
December 31, 2004 - proved reserves                                                      248,778    31,904,139
December 31, 2004 - probable reserves                                                         --    11,831,266
December 31, 2003 - proved producing reserves                                             61,183       129,309
December 31, 2003 - proved reserves                                                          757    15,075,038
December 31, 2003 - probable reserves                                                         --            --

                                                        Petroleum           Natural
                                                         Liquids              Gas
                                                         (Bbls)              (Mcf)
Reserves at December 31, 2002                                  --               215,804
Revisions of previous estimates                              (105)            3,751,970
Production                                                     --               (24,029)
Purchase of reserves in place                              62,045            11,260,602
Reserves at December 31, 2003                              61,940            15,204,347
Revisions of previous estimates                            58,228               648,583
Production                                                  (438)               (48,360)
Purchase of reserves in place                             136,985            28,349,826
Reserves at December 31, 2004                             256,715            44,154,396

Ness Energy International, Inc. and Subsidiaries

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2004 and 2003 is as follows:

Future cash inflows                                 $     282,703,881 $      73,020,447
Future production costs                                   (40,383,254)       (9,142,748)
Future development costs                                  (14,273,663)         (713,583)
Future income tax expense                                          --                --
Future net cash flows                                     228,046,964        63,164,116
10% annual discount                                       125,606,842        42,764,112
Standardized measure of discounted future cash
flows                                               $     102,440,122 $      20,400,004

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2004 and 2003 are as follows:

Change in sales price and production costs         $      24,695,821  $         264,052
Change in estimated future development costs                (885,300)           200,590
Sales of oil and gas, net of production costs               (316,445)           (25,081)
Purchase of reserves in place                            180,303,430         11,791,690
Accretion of discount                                             --            171,718
Net change due to revision in quantity estimates           4,924,204          7,785,751)
Other                                                             --             (8,246)
                                                   $      82,040,118  $      20,180,474

Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves in future years, based on year-end costs and assuming continuation of existing economic conditions.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows does not necessarily represent management’s assessment of future profitability or future cash flow to the Company.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 2004, is as follows (000):

      Properties (000)

         Net Book

                                Properties (000)                     Net Book
                              Unproved      Proven    Depletion        Value
                                                                   --------------
December 31, 2003             $     247    $12,279         $  121   $12,405
                                                                   ==============
Expenditures                  $  1,258    $    389                  $ 1,647
Reclass proven wells          $    (371)   $   371                  $         -
Expensed/dry holes                                         $   18
                             ------------ ----------- ------------ --------------
          December 31, 2004   $  1,134     $13,039     $     139    $13,987
                             ============ =========== ============ ==============

PART III

The information called for by Items 9, 10, 11, and 12 will be contained in the Company’s definitive proxy statement which the Company intends to file within 120 days after the end of the Company’s year ended December 31, 2004 and such information is incorporated herein by reference.

The Company adopted a new Code of Ethics applicable to its senior executive officers and senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of such Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-KSB.

You can find our Code of Ethics for the Chief Executive Officer and Senior Financial Officers on our web site at http://www.nessenergy.com, as well as our Code of Business Conduct for all employees

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

EXHIBIT INDEX

     Number            Description

3.1	Articles of Incorporation, dated January 30, 1979, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.2	Articles of Amendment of the Articles of Incorporation, dated April 22, 1981, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.3	Articles of Amendment of the Articles of Incorporation, dated June 26, 1998, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.4	Articles of Amendment of the Articles of Incorporation, dated June 22, 1999, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.5	Bylaws, dated May 15, 2000, filed as exhibit 3.5 to the registrant’s Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

4.1	Consulting Agreement between Ness and Curtis A. Swanson, dated March 21, 2000 incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 22, 2000).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated August 15, 2001, filed as exhibit 4 of Form S-8, filed on August 16, 2001 and incorporated herein by reference.

4.3	Investment Agreement between Ness and Dutchess Private Equities Fund, L.P., dated April 23 2002, files as exhibit 4.3 to Form SB-2, filed on July 12, 2002, and incorporated herein by reference.

10.8	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated March 21, 2001, filed as exhibit 10.8 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.9	Amendment of Promissory Note to Hayseed Stephens, dated May 8, 2001, filed as exhibit 10.9 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.10	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated May 8, 2001, filed as exhibit 10.10 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.11	Oil and Gas Lease dates May 11, 2001 and amended on January 10, 2002 with AMD Property Company Ltd., filed as exhibit 10.1 to Form 8-K filed on, February 11, 2002, and incorporated herein by reference.

10.12	Oil and Gas Lease dated May 11, 2001 and amended on January 10, 2002 with Doss Property Company, Ltd., filed as exhibit 10.2 to Form 8-K filed on February 11, 2002 and incorporated herein by reference.

10.13	Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al., filed as exhibit 10.1 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.14	Amendment to Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al., filed as exhibit 10.2 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.15	Assignment of Oil and Gas Lease dated May 27, 2001 to Fairway Links Energy, Inc., filed as exhibit 10.3 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.16	Amendment of Promissory Noted to Hayseed Stephens dated December 17, 2001, filed as exhibit 10.1 to Form 10-KSB, filed on April 1, 2002 and incorporated herein by reference.

10.17	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated December 17, 2001, filed as exhibit 10.2 to Form 10-KSB, filed on April 1, 2002 and incorporated herein by reference.

10.18	Amendment of Promissory Note to Hayseed Stephens dated March 28, 2002, filed as exhibit 10.2 to Form 10-QSB, filed on May 20, 2002, and incorporated herein by reference.

10.19	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated March 28, 2002, filed as exhibit 10.19 to Form 10-QSB, filed on May 20, 2002, and incorporated herein by reference.

10.20	Amendment of Promissory Note to Hayseed Stephens dated September 27, 2002, filed as exhibit 10.22 to Form 10-QSB, filed on November 14, 2002, and incorporated herein by reference.

10.21	Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated September 27, 2002, filed as exhibit 10.23 to Form 10-QSB, filed on November 14, 2002, and incorporated herein by reference.

10.22	Amendment of Promissory Note to Hayseed Stephens dated December 30, 2002, filed as exhibit 10.24 to the registrant’s 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

10.23	Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated December 30, 2002, filed as exhibit 10.25 to the registrant’s 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

10.24	Agreement between the Company and Sha Stephens, President, in respect of the acquisition of certain oil and gas mineral rates dated March 31, 2003, effective December 31, 2003. [Where was this filed to]

14	Code of Ethics *

21.1	List of Subsidiaries *

23.3	Robert Glenn, Petroleum Engineer, Lindon Exploration Company, The Woodlands, Texas, incorporated by reference to Ness’s Form 10-KSB and Amendment, on file with the SEC, for the year ended December 31, 2001.

23.4	Oil and Gas Property Evaluation as of October 1, 2003 by Richard Yeager, Petroleum Engineer, Yeager Engineering Company, Fort Worth, Texas and John C. Weaver, P.E. Arlington, Texas, incorporated by reference to Ness's Form 10KSB for the year ended December 31, 2003

23.5	Proved Oil and Gas Reserve Report by Richard Yeager, Yeager Engineering of Fort Worth, Texas and John C. Weaver, P.E. Arlington, Texas, incorporated by reference to Ness’s Form 10-KSB for the year ended December 31, 2003 on file with the SEC.

23.6	Oil and Gas Property Evaluation as of December 31, 2004 by Richard Yeager, Petroleum Engineer, Yeager Engineering Company, Fort Worth Texas and John C Weaver, P.E. Arlington, Texas, incorporated by reference to Ness’s Form 10KSB for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes -Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes —Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, pursuant to 18USC and 1350, section 906 of the Sarbanes - Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18USC and 1350, section 906 of the Sarbanes - Oxley Act of 2002 *

* Filed Herewith

+ All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2004, and 2003, respectively, for professional services of our principal accountant for the audit of our financials and reviews under Form 10-QSB, are: $63,000 and $26,000 respectively. The Company has replaced our former accountants with a Whitley Penn. No fees were paid to Whitley Penn during 2004.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005	Ness Energy International, Inc. By: /s/ Sha Stephens Sha Stephens, President

In accordance with the Exchange Act, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Sha Stephens	President(principal	March 31 , 2005
Sha Stephens	executive officer)
/Director

/s/ J.F. Hoover	Chief Financial Officer	March 31, 2005
J.F. Hoover	(principal accounting
officer)

/s/ Richard W. Nash	Director	March 31, 2005
Richard W. Nash

/s/ Mark L. Bassham	Director	March 31, 2005
Mark L. Bassham