Form 10KSB/A
period 2004-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2005-04-08
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

              (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

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

Change %	2004	2003
Future Net Income 261%	$228,044,944	$63,164,116
Discounted FNI @ 10% 402%	$102,440,122	$20,404,004

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

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted by the company no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS 123(R) on July 1, 2005, and is currently evaluating the adoption alternatives.

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

“Bbls” means barrels of oil.

“Code” or “The Code” the United States Internal Revenue Code of 1986, as amended.

“FNI” is Future Net Income. This is calculated by guidelines from the Securities and Exchange Commision (SEC) applied to engineering reports of the potential future cash flows from well production, and after, which may or may not be, significant assumptions as to price, expenses, time tables, and capital requirements.

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

(c) Depreciation, Depletion, and Amortization

Depreciation, depletion and amortization increased from $178,000 in 2003 to $160,000 in 2004. This increase is predominately due to increased production, generating increased depletion costs.

(d) Net Loss

Although the Company still has a loss of $1,300,000 for the year ended December 31, 2004, this reflects an improvement of 45% from the 2003 loss of $2,346,000. The change is due primarily from management’s decisions with respect to the choice of wells to be developed, sales of deep mineral rights that the Company was not intending to develop, and tighter costs controls and to a much lesser extent an increase in sale prices. The Company continues to evaluate all possible avenues to improve results, this includes, but is not limited to, continued well expansion, sales of certain mineral rights, continued well management services, and tighter management controls.

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

Income Tax Matters

Ness has loss carryforwards totaling approximately $16,713,000 as of December 31, 2004. At the time of the filing of this form 10KSB the Company has not yet filed its 2004 Federal Income Tax Return to determine the amount of the loss carryforward as of December 31, 2004. There can be no assurance that the Company will be profitable in the future and the Company may, or may not be able to utilize any this carryforward. Accordingly, the Company has recorded an allowance against the asset for the carryforward. The net operating loss carryforwards expire as follows:

Year Expiring	(000 omitted)
2011	$ 1
2012	2
2018	104
2019	1,991
2020	1,515
2021	2,498
2022	2,206
2023 and after	8,396

16,713

ITEM 7. FINANCIAL STATEMENTS.

Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2004 and 2003 are presented in a separate section of this report following Item 14. The Consolidated Balance Sheets as of December 31, 2004 are also presented in a separate section of this report following Item 14.

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

-index-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ness Energy International, Inc. and Subsidiaries

We have audited the accompanying Consolidated balance sheet of Ness Energy International, Inc. and subsidiaries as of December 31, 2004 and the related Consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated financial statements based on our audit.

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

In our opinion, the Consolidated financial statements referred to above present fairly, in all material respects, the Consolidated financial position of Ness Energy International, Inc. and subsidiaries at December 31, 2004 and the Consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(Rounded to thousands, except share amounts)

December 31, 2004

Assets
Current Assets
Cash	$103
Accounts receivable - trade	94

Accounts receivable - related parties	92
Investments - available for sale	10
Other current assets	13

Total Current Assets	312
Property and Equipment
Property and equipment, net	1,838
Oil and gas properties - full cost method:

Oil and gas properties, unproved	1,134
Oil and gas properties, proved	13,038

Total Oil and Gas Properties	14,172
Less accumulated depreciation and depletion	(139)

Net oil and gas properties	14,033

Total Property and Equipment	15,871
Goodwill	3,760

Total Assets	19,943

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	948
Accounts payable - related parties	1,322

Current portion - long-term debt	44

Total Current Liabilities	2,314
Asset retirement obligation, non-current	88
Long-term debt	165
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares
authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized,
150,420,374 shares issued and outstanding	34,182
Accumulated Deficit	(16,816)
Accumulated other comprehensive income	10

Total Stockholders' Equity	17,376

Total Liabilities and Stockholders' Equity	$19,943

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

	Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Contracts Requiring Net-Share	Deferred
	Shares	Amount	Capital	Deficit	Income	Settlement	Consulting	Total
Balance January 1, 2003	61,771,108	$10,936	$ --	$(13,170)	$40	$ 99	$--	$(2,068)
Issuance of Common stock for:
Future Services	2,948,000	1,150	--	--	--	(51)	(1,099)	--
Oil and gas property	153,219	47	--	--	--	(48)	--	(1)
Property and equipment	6,061	4	--	--	--		--	4
Services	1,460,525	529	--	--	--	--	--	529
Employee benefits	1,370,000	472	--	--	--	--	--	472
Cash	6,155,856	1,587						1,587
Shares issued in acquisition of subsidiaries	14,301,688	4,004	--	--	--	--	--	4,004
Shares issued to extinguish related party debt	11,312,523	2,772						2,772
Recognition of services							271	271
performed for common stock	11,312,523	--	--	--	22	--	--	22
Issuance of stock purchase warrants	--	--	32	--	--	--	--	32
Net change in unrealized net loss	--	--	--	(2,346)	--	--	--	(2,346)
Balance December 31, 2003	99,478,980	21,528	32	(15,516)	62	--	(828)	5,278
Issuance of common stock for:
Future services	8,943,873	3,073	--	--	--		(2,520)	553
Oil and gas property	2,726,733	651	--	--	--		--	651
Property and equipment			--	--	--	--	--	--
Services	3,061,243	636	--	--	--	--	--	636
Employee benefits			--	--	--	--	--	--
Cash	542,922	144	--	--	--	--	--	144
Shares issued in acquisition of subsidiaries	1,900,000	765	--	--	--	--	--	765
Shares issued to extinguish related party debt	33,766,533	11,542	--	--	--	--	--	11,542
Recognition of services							3,156	3,156
performed for common stock	--	(4,157)	--	--	--	--	192	(3,965)
Issuance of stock purchase warrants	--	--	(32)	--	--	--	--	(32)
Net change in unrealized appreciation on securities
available for sale, net of tax effect of $0	--	--	--	--	(52)	--	--	(52)
Net Loss	--	--	--	(1,300)	--	--	--	(1,300)
Total comprehensive loss	--	--		--	--	--	--	--
Balance December 31, 2004	150,420,374	$34,182	--	$(16,816)	$10	--	--	$17,376

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)

Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net Loss	$(1,300)	$(2,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	160	109
Accretion of interest on plugging and abandonment liabilities	--	2
Recognition of services performed for stock Services	636	529
Employee benefits	--	472
Retirement of Stock issued for deferred Consulting	(893)	--
Change in operating assets and liabilities: Accounts receivable - trade	(74)	(13)
Accounts receivable - related parties	--	(208)
Other current assets	(59)	(69)
Accrued expenses	746	184
Accounts payable - related party, net of settlement of acquisition, see note 2	1,252	131
Asset Retirement Obligation	39

Net Cash Provided By (Used In) Operating Activities	125	(625)
Cash Flows From Investing Activities
Capital Expenditures	(451)	(601)
Repayments of related party notes receivable		(4)

Net Cash Used in Investing Activities	(451)	(605)
Cash Flows From Financing Activities
Proceeds of debt - related party	--	189
Proceeds from other long-term debt	--	250
Repayments on long-term debt	(571)	(200)
Proceeds received from sale of common stock	144	1,587

Net Cash Provided by Financing Activities	(427)	1,826

Net Change in Cash	(253)	283
Cash at Beginning of Year	356	73

Cash at End of Year	$103	$356

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Business, Organization and Basis of Presentation

(a) Organization

Ness Energy International, Inc. and subsidiaries (“Ness” or the “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation. The Company’s principal business is the acquisition, either alone or with others, of interests in proved or unproved oil and gas leases, and exploratory and development drilling. This includes but, is not limited to exploitation, development, and well service management. The Company presently owns oil and gas interests in the state of Texas as well as internationally, directly or indirectly, in the nation of Israel. The Corporate offices of the Company are all located in Willow Park Texas. In April 2003, the Company acquired substantially all the net assets of two affiliated companies, Hesed Energy International, Inc, (“Hesed”) and Ness of Texas, Inc. (Ness of TX”) through issuance of common stock (see Note 3 —Business Combinations). Consequently, these entities became wholly-owned subsidiaries of the Company

In October 2003, the Company acquired a number of oil and gas leases from an officer of the Company (see Notes 6 and 9). In addition, the Company formed a new wholly-owned subsidiary, Ness Operating of Texas, Inc. (“Ness Operating”), which now collects net oil and gas revenues from a majority of the Company’s properties and remits the funds to the Company.

(b) Management's Plans

As of December 31, 2004, the Company’s current liabilities exceed its current assets by $2,002,000 and the Company has experienced net losses of $1,300,000 and $2,346,000 for the years ended December 31, 2004 and 2003, respectively. Although the Company has accumulated deficit of $16,816,000 at December 31, 2004, total stockholder’s equity is $17,386,000. The Company, through one of its subsidiaries, has entered into an agreement to complete three wells in South Texas for $2,550,000. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,322,000 of current liabilities at December 31, 2004 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. To a lesser extent, management is continuing to improve on efficiencies to be gained in the various general and administrative expense items. In conjunction with these efforts, along with the increased production from oil and gas reserves acquired in 2003 and 2004, Management believes that the Company will be able to reverse the negative trends mentioned above. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

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

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,”discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As capitalized costs do not exceed the estimated present value limitation, the accompanying financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2004 and 2003.

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

Contracts Settled in the Company’s Common Stock

For financial instruments entered into after May 31, 2003, the Company has classified all instruments applicable under the scope of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as liabilities. The financial instruments issued by the Company after May 31, 2003 fall under the scope of the above statement due to the underlying contracts are financial instruments other than outstanding shares that embody a conditional obligation that the Company must settle by issuing its own equity shares, and, at inception, the monetary value of the obligation is based solely on a fixed monetary amount known at inception. At December 31, 2003, $11,637,000 was recognized in current liabilities pursuant to such financial instruments, net of settlement of receivable from related part of $95,000, during 2004. The fair value of the shares issued was $11,542,000. The contract was completed with shares of the Company’s common stock. The Company had no such liabilities at December 31, 2004. For financial instruments entered into before May 31, 2003, the Company followed the guidance under EITF Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, whereby contracts that required net-share settlement (in the Company’s specific cases, in unregistered shares), were classified as equity.

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

Reclassification

Certain reclassifications have been made to the 2003 consolidated financial statements to conform with the 2004 consolidated financial statement presentation. Such reclassifications had no effect on income.

New Accounting Pronouncements Standards Implemented

In June 2003, the Financial Accounting Standards Board (“FASB”) approved SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS. 150 did not have a significant effect on the Company’s financial position.

In December 2003, the FASB issued a revised Interpretation 46, Consolidation of Variable Interest Entities. The interpretation clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment(“SFAS 123(R)”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS No. 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative.

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

The Company expects to adopt SFAS No. 123(R) on January 1, 2006 , and is currently evaluating the adoption alternatives.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25‘s intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)‘s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Note 3. Business Combinations

On April 11, 2003, the Company entered into a business combination with two companies related by common ownership (Hesed and Ness of TX — see Note 1), acquiring 100% of the net assets of each for a total of 14,301,688 shares of restricted stock. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $3,123,000. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the Hesed reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2004, and 2003.

The results of operations of Hesed and Ness of TX are included in the consolidated statements of operations for the year ended December 31, 2003 from the date of acquisition.

On January 5, 2004, the Company entered into a business combination with Lahava , acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $637,000 . This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2004.

Lahava was established in July 2000, with the limited partnership formed in February 2001. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area. The results of operations of Lahava are included in the consolidated statements of operations for the three and nine months ended September 30, 2004 from the date of acquisition.

From May 18, 2004 through August 25, 2004, the Company issued 400,000 shares of its common stock as a downpayment on the acquisition of an Israeli partnership called Equital Management Ltd. The issuances have been valued at $135,000 based on the fair value of the shares at issue date. The terms of the agreement were finalized in August 2004, and consummation of the transaction took place in October 2004 (see Note 11).

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

The Company had no sales of investments during 2004 or 2003.

Changes in other comprehensive income related to investments for the years ended December 31 are as follows:

	2004	2003
Other comprehensive income:
Holding gain (loss) arising during the period	$(52)	$22

Change in unrealized gain (loss) on securities available for sale	$(52)	$22

Note 5. Property and Equipment

Property and equipment are comprised of the following at December 31, 2004:

Land and buildings	$1,392
Transportation equipment and vehicles	273
Drilling equipment	115
Water farm	34
Furniture and fixtures	147
Gas Pipeline	132

Total Property and Equipment	2,093
Less accumulated depreciation	255

Property and Equipment, net	$1,838

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Beginning balance at January 1, 2004	$49
Liabilities incurred during the period	--
Liabilities settled during the period	--
Accretion of interest	--
Revisions of estimate	39

Ending balance at December 31, 2004 (See also Long Term Debt)	$88

Note 8. Long-Term Debt

                Long-term debt consists of the following at December 31, 2004:

Mortgage note payable, bearing interest at 7.75%, maturity date of 5/15/13, with minimum monthly payments of $1,270 including interest; the Note
is secured by buildings	98

Auto note payable, bearing interest at 6%, maturity date of 10/16/06, with monthly payments of $1,262 including interest; the Note is secured by the financed vehicle
45
Auto loan payable, bearing interest at 5.6%, maturity date of 5/7/07, with monthly payments of $2,009 including interest; the Loan is secured by two vehicles being financed
66

209
Total less long-term debt: current portion	44

Total long-term portion	$165

At	December 31, 2004, Ness Operating, on behalf of the Company, has established a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas, as required by the state in order for the Company to perform oil and gas operations within the jurisdiction of the Railroad Commission.

Total maturities of long-term debt are as follows:

2005	$ 44
2006	37
2007	20
2008	13
2009	14
Thereafter	37

Total	$165

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

Note 10. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $45,000 and $31,000 to related parties in 2004 and 2003, respectively. No income taxes were paid during the years ended December 31, 2004 and 2003.

Non-cash investing and financing activities for the years ended December 31, 2004 and 2003 are as follows:

In 2003 and 2004, the Company issued 153,219 and 2,726,733 shares of its common stock for the acquisition of oil and gas leases. The cost of the leses was recorded at the average stock price on the date of issuance reflecting capital costs of $47,000 and $651,000, respectively.

In connection with the acquisition of Lahava and Equital Management Ltd. (see Note 3), the Company issued 1,900,000 shares of common stock with a fair value of $765,000, which resulted in an increase to goodwill of $637,000.

At December 31, 2003, the Company had $11,637,000 recorded in current liabilities as accounts payable – related parties. During 2004, the Company issued 33,766.533 shares with a fair value of $11,542,000 as a non-cash settlement of the amounts due to the related party. The settlement was recorded net of $95,000 in accounts receivable due from the related party (See Note 2, Contracts Settled in the Company’s Common Stock).

During 2003 and 2004, the Company issued 2,948,000 and 8,943,873 shares of its common stock for consulting services to be provided in the future. During 2004, the Company retired and cancelled the shares related to the future consulting services.

The Company entered into three notes payable during 2004 in connection with the acquisition of automobiles for $81,000.

During 2003 and 2004, the Company recorded an increase (decrease) in the unrealized appreciation on securities available for sale account within stockholders’ equity of $22,000 and $(52,000), respectively.

The Company issued 6,061 shares of common stock with a fair value of $4,000 in connection with the acquisition of certain property and equipment.

Note 11. Income Taxes

A reconciliation of statutory tax rates to the Company's effective tax rates follows:

	2004	2003
Benefit at statutory rates	(34)%	(34)%
Losses not providing benefits	34%	34%

Effective rate	-%	-%

The deferred tax assets are comprised primarily of the Company’s net operating loss carryforwards and impairment recorded on investments.

Net operating loss carryforward	$5,761	$3,429
Impairment on investments	340	340
Other	6	6
Less valuation allowance	(6,107)	(3,775)

Net deferred tax asset	$--	$--

The Company’s net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

	Expiri	ng
2011	$1
2012	2
2018	104
2019	1,991
2020	1,515
2021	2,498
2022	2,206
2023
and
further	7,196

Balance at beginning of year	$(3,775)
Balance at end of year	(6,107)

Net change	$(2,332)

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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Liquids (Bbls)	Gas (Mcf)
December 31, 2004 - proved producing reserves	7,937	418,991
December 31, 2004 - proved reserves	248,778	31,904,139
December 31, 2004 - probable reserves	--	11,831,266
December 31, 2003 - proved producing reserves	61,183	129,309
December 31, 2003 - proved reserves	757	15,075,038
December 31, 2003 - probable reserves	--	--

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
Reserves at December 31, 2002	--	215,804
Revisions of previous estimates	(105)	3,751,970
Production	--	(24,029)
Purchase of reserves in place	62,045	11,260,602
Reserves at December 31, 2003	61,940	15,204,347
Revisions of previous estimates	58,228	648,583
Production	(438)	(48,360)
Purchase of reserves in place	136,985	28,349,826
Reserves at December 31, 2004	256,715	44,154,396

Ness Energy International, Inc. and Subsidiaries

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2004 and 2003 is as follows:

Future cash inflows	$282,703,881	$73,020,447
Future production costs	(40,383,254)	(9,142,748)
Future development costs	(14,273,663)	(713,583)
Future income tax expense	--	--

Future net cash flows	228,046,964	63,164,116
10% annual discount	125,606,842	42,764,112

Standardized measure of discounted future cash flows	$102,440,122	$20,400,004

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2004 and 2003 are as follows:

Change in sales price and production costs	$24,695,821	$264,052
Change in estimated future development costs	(885,300)	200,590
Sales of oil and gas, net of production costs	(316,445)	(25,081)
Purchase of reserves in place	180,303,430	11,791,690
Accretion of discount	--	171,718
Net change due to revision in quantity estimates	4,924,204	7,785,751)
Other	--	(8,246)

	$82,040,118	$20,180,474

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 2004, is as follows (000):

	Properties (000)			Net Book
	Unproved	Proven	Depletion	Value
December 31, 2003	$247	$12,279	$121	$12,405

Expenditures	$1,258	$389		$1,647
Reclass proven wells	$(371)	$371		$--
Expensed/dry holes			$18

December 31, 2004	$1,134	$13,039	$139	$13,987

Production Revenue	$425
Compression	6
Production Costs	182
Depletion	151
Production Tax	25

Net Production Revenue	$61

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

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

EXHIBIT INDEX

     Number            Description

3.1	Articles of Incorporation, dated January 30, 1979, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.2	Articles of Amendment of the Articles of Incorporation, dated April 22, 1981, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.3	Articles of Amendment of the Articles of Incorporation, dated June 26, 1998, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.4	Articles of Amendment of the Articles of Incorporation, dated June 22, 1999, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.5	Bylaws, dated May 15, 2000, filed as exhibit 3.5 to the registrant’s Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

4.1	Consulting Agreement between Ness and Curtis A. Swanson, dated March 21, 2000 incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 22, 2000).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated August 15, 2001, filed as exhibit 4 of Form S-8, filed on August 16, 2001 and incorporated herein by reference.

4.3	Investment Agreement between Ness and Dutchess Private Equities Fund, L.P., dated April 23 2002, files as exhibit 4.3 to Form SB-2, filed on July 12, 2002, and incorporated herein by reference.

10.8	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated March 21, 2001, filed as exhibit 10.8 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.9	Amendment of Promissory Note to Hayseed Stephens, dated May 8, 2001, filed as exhibit 10.9 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.10	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated May 8, 2001, filed as exhibit 10.10 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.11	Oil and Gas Lease dates May 11, 2001 and amended on January 10, 2002 with AMD Property Company Ltd., filed as exhibit 10.1 to Form 8-K filed on, February 11, 2002, and incorporated herein by reference.

10.12	Oil and Gas Lease dated May 11, 2001 and amended on January 10, 2002 with Doss Property Company, Ltd., filed as exhibit 10.2 to Form 8-K filed on February 11, 2002 and incorporated herein by reference.

10.13	Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al., filed as exhibit 10.1 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.14	Amendment to Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al., filed as exhibit 10.2 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.15	Assignment of Oil and Gas Lease dated May 27, 2001 to Fairway Links Energy, Inc., filed as exhibit 10.3 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.16	Amendment of Promissory Noted to Hayseed Stephens dated December 17, 2001, filed as exhibit 10.1 to Form 10-KSB, filed on April 1, 2002 and incorporated herein by reference.

10.17	Agreement between the Company and Sha Stephens, President, in respect of the acquisition of certain oil and gas mineral rights dated March 31, 2003, effective December 31, 2003, filed as exhibit 10.26 to Form 10-KSB, filed on April 14, 2004 and incorporated herein by reference.

10.18	Employment Agreement between the Company and Sha Stephens, president and CEO, dated February 28, 2005 *

10.19	Employment Agreement between the Company and Judson F. Hoover, CFO dated February 28, 2005 *

10.20	Agreement between the Company and certain investors, in respect of the acquisition by the investors of certain oil and gas rights, dated February 28, 2005 *

10.21	Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated September 27, 2002, filed as exhibit 10.23 to Form 10-QSB, filed on November 14, 2002, and incorporated herein by reference.

10.22	Amendment of Promissory Note to Hayseed Stephens dated December 30, 2002, filed as exhibit 10.24 to the registrant’s 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

10.23	Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated December 30, 2002, filed as exhibit 10.25 to the registrant’s 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

14	Code of Ethics *

21.1	List of Subsidiaries *

23.3	Robert Glenn, Petroleum Engineer, Lindon Exploration Company, The Woodlands, Texas, incorporated by reference to Ness’s Form 10-KSB and Amendment, on file with the SEC, for the year ended December 31, 2001.

23.4	Oil and Gas Property Evaluation as of October 1, 2003 by Richard Yeager, Petroleum Engineer, Yeager Engineering Company, Fort Worth, Texas and John C. Weaver, P.E. Arlington, Texas, incorporated by reference to Ness's Form 10KSB for the year ended December 31, 2003

23.5	Proved Oil and Gas Reserve Report by Richard Yeager, Yeager Engineering of Fort Worth, Texas and John C. Weaver, P.E. Arlington, Texas, incorporated by reference to Ness’s Form 10-KSB for the year ended December 31, 2003 on file with the SEC.

23.6	Oil and Gas Property Evaluation as of December 31, 2004 by Richard Yeager, Petroleum Engineer, Yeager Engineering Company, Fort Worth Texas and John C Weaver, P.E. Arlington, Texas, incorporated by reference to Ness’s Form 10KSB for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes -Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes —Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, pursuant to 18USC and 1350, section 906 of the Sarbanes - Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer, pursuant to 18USC and 1350, section 906 of the Sarbanes - Oxley Act of 2002 *

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

Dated: April 8, 2005	Ness Energy International, Inc. By: /s/ Sha Stephens Sha Stephens, President

In accordance with the Exchange Act, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Sha Stephens	President(principal	April 8, 2005
Sha Stephens	executive officer)
/Director

/s/ J.F. Hoover	Chief Financial Officer	April 8, 2005
J.F. Hoover	(principal accounting
officer)

/s/ Richard W. Nash	Director	April 8, 2005
Richard W. Nash

/s/ Mark L. Bassham	Director	April 8, 2005
Mark L. Bassham