Form 10KSB/A
period 2004-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2005-04-18
CIK 353634

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

As of March 11, 2005, there were 155,308,485 outstanding shares of the issuer's Common Stock, no par value. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $31, 061,697. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

        Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer’s 2005 annual meeting of stockholders, are incorporated by reference in Items 9-12 of Part III hereof.

EXPLANATORY NOTICE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as originally filed on March 31, 2005, is being filed to correct certain errors in filing, including exhibits hereto. This Amendment No. 2 does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Ness Energy International, Inc. ( with it subsidiaries “Ness” or the “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation. Ness’s corporate offices are located at 4201 I-20 East Service Road, Willow Park, Texas, 76087.

Ness began trading January 23, 1998 on the OTC Bulletin Board under the symbol NESS. On March 6, 1998, Ness held its annual meeting to ratify the selection of auditors, elect new directors, increase the authorized shares of its common stock from 50,000,000 to 200,000,000 shares and authorize 10,000,000 preferred shares to the capitalization of Ness. The Board of Directors of Ness changed the corporation’s name to Ness Energy International, Inc. effective July 6, 1999.

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

Israel

The Company is dedicated to exploring in Israel and to locating untapped petroleum resources in Israel. In July 2003, the Company completed a purchase in Israel, through Ness Israel, of equipment for oil and gas exploration and production, including recovery. The equipment includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, a large truck, piping, and pumps. The purchase price was $118,000. The equipment is stored in Israel. The Company intends to utilize these items in its effort to develop and exploit the Israel properties. The Company is currently in its ramp-up to the exploitation of the Israeli interests and is engaged in completing the required engineering, and administrative work.

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

By 1980 22 wells had been drilled, by others, in this region. Of these 22 wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant, valid tests of the geological premise. Since 1980, more than 17 wells have been drilled and at least 11 of those have produced free oil. In one area alone, the Heletz Field, 18 million barrels of oil have been recovered. In the last ten years, more seismic, magnetic and gravity surveys have been run by third parties, though none conclusively confirm oil is present.

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

For the year ended December 31, 2004, the Company’s proved oil reserves increased approximately 195,000bbls from 62,000 to 257,000. The Company’s proved gas reserves increased from approximately 15,204,000MCF to 44,154,000 MCF. The increase in reserves is primarily attributable to the previously mentioned acquired properties. These numbers are estimates, and may vary from the actual production due to many variables, (please see: Certain Factors Affecting Future Results).

Customers and Distribution Methods

The Company primarily delivers natural gas, and oil products to the market. The Company is pursuing and plans to expand in the area of offering well management services. The Company cannot, on its own, deliver products to the consumer. The Company sells it products to intermediaries, who either have, or have access to, consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require, other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to three customers, with Devon Energy Corporation being the largest one accounting for approximately 34% of such sales.

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

States, countries, and other jurisdictions in which Ness has operations and plans to have new operations regulate the exploration, development, production, and prices on the sale of oil and gas. The United States government also regulates the price on oil. Markets for, and the value of discovered oil and gas are dependent on such factors as regulation, including well spacing and production allowable, import quota competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond the control of Ness.

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

Forward-Looking Statements.

THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHICH MAY MATERIALLY DIFFER FROM RESULTS.

FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS “MAY”, “WILL”, “SHOULD”, “EXPECTS”, “INTENDS”, “ANTICIPATES”, “BELIEVES”, “ESTIMATES”, “PREDICTS”, OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING EXPLORATION, DEVELOPMENT AND DRILLING PLANS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE GROWTH, FUTURE EXPLORATION, FUTURE GEOPHYSICAL AND GEOLOGICAL DATA, GENERATION OF ADDITIONAL PROPERTIES, RESERVES, NEW PROSPECTS AND DRILLING LOCATIONS, FUTURE CAPITAL EXPENDITURES, SUFFICIENCY OF WORKING CAPITAL, ABILITY TO RAISE ADDITIONAL CAPITAL, PROJECTED CASH FLOWS FROM OPERATIONS, OUTCOME OF ANY LEGAL PROCEEDINGS, DRILLING PLANS, DRILLING EQUIPMENT, TIMING OR RESULTS OF ANY WELLS, INTERPRETATION AND RESULTS OF SEISMIC SURVEYS OR SEISMIC DATA, FUTURE PRODUCTION OR RESERVES, LEASE OPTIONS OR RIGHTS, PARTICIPATION OF OPERATING PARTNERS, CONTINUED RECEIPT OF ROYALTIES, AND ANY OTHER STATEMENTS REGARDING FUTURE OPERATIONS, FINANCIAL RESULTS, OPPORTUNITIES, GROWTH, BUSINESS PLANS AND STRATEGIES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

CERTAIN FACTORS - AFFECTING FUTURE RESULTS

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

THE MARKET FOR OUR STOCK IS HIGHLY VOLATILE

Our stock is currently traded on the OTC Bulletin Board. Consequently, the price at which the shares trade may be highly volatile. Under current rules our stock may continue to be listed on the OTC Bulletin Board as long as we continue to file our reports with the SEC. Investor interest in the Company’s common stock may not maintain an active or liquid trading market. The market price of the Company’s common stock has fluctuated in the past and may continue to be volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for the Company’s stock has fluctuated widely and may continue to for reasons that may be unrelated to business or results of operations. General economic, market, and political conditions could also materially and adversely affect the market price of the Company’s common stock and investors may be unable to resell their shares of common stock at or above their purchase price.

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

Oil and Gas Lease Interests

Ness does not own the land on which it has the working interests. The Company has the rights to the minerals contained in the land, primarily potential oil and gas. (See Below; “Schedules of Oil and Gas Operations”).

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

         Reserves Reported to Other Agencies

No reserves were reported to other federal agencies.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Ness Energy International
Schedule of Oil and Gas Properties
December 31, 2004

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	10% NPV	Projected Additional Investment
Proved Producing
North Texas	34	25	2,459	1,869	$ 5.56	$ 1,034,927	$ --
South Texas Reentry	2	2	125	125	$ 5.56	$ 40,243	$ 7,500
Subtotal	36	27	2,584	1,994	$ 5.56	$ 1,075,170	$ 7,500

Proved Nonproducing
North Texas			4,676	4,676		$ 53,893,590	$ 2,623,163
South Texas Reentry			1,263	1,263		$ 21,349,245	$ 1,695,000
Subtotal			5,939	5,939		$ 75,242,835	$ 4,318,163
Probable
Barnett Shale			3,367	3,367		$ 26,122,117	$ 9,950,000
Company Total	36	27	11,890	11,300	$ 5.56	$ 102,440,122	$ 14,275,663

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Ness’s common stock is traded on the OTC Bulletin Board, under the symbol of “Ness”. The range of closing prices shown below covers the last two fiscal years of the Ness. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

        In October 2004, the Company sold 69,551 shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock on the date of the agreement by 50% and increased that product by $.07.

        In November 2004, the Company sold 14,922 restricted shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock by 50% on the date of the agreement and increased that product by $.07.

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

        In December 2004, the Company sold 21,102 restricted shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock by 50% on the date of the agreement and increased that product by $.07.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-KSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

Critical Accounting Issues

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

Operating revenues increased by $1,045,000 from the prior year of $108,000, generating 2004 revenues of $1,153,000. This increase was the result of, consideration received for deep mineral rights on leased land in zones that the Company did not intend to explore as well as, increased production in 2004 of approximately 48,360 MCF from 24,029 in 2003 representing an increase of 24,331 MCF of 101%.

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

As of December 31, 2004, the Company’s current liabilities exceed its current assets by $2,002,000 and the Company has experienced net losses of $1,300,000 and $2,346,000 for the years ended December 31, 2004 and 2003, respectively. Although the Company has an accumulated deficit of $16,816,000 at December 31, 2004, total stockholders’ equity is $17,386,000. The Company, through one of its subsidiaries, has entered into an agreement to complete three wells in South Texas for $2,550,000. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,322,000 of current liabilities at December 31, 2004 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. To a lesser extent, management is continuing to improve on efficiencies to be gained in the general and administrative expense items. In conjunction with these efforts, management believes that the Company will be able to reverse the negative trends mentioned above.

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

Employment Agreements: The company entered into employment agreements with Sha Stephens, President and CEO and Judson F Hoover, CFO, on, February 28, 2005 , Each agreement is for a term of one year, and is renewable on the calendar year. Mr. Stephen’s aggregate annual salary is, $175,000 and Mr. Hoover’s is, $104,544. In addition, each receives annually shares of common stock of the Company currently valued at, $24,000.

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

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

EXHIBIT INDEX

     Number              Description
3.1	Articles of Incorporation, dated January 30, 1979, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.2	Articles of Amendment of the Articles of Incorporation, dated April 22, 1981, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.3	Articles of Amendment of the Articles of Incorporation, dated June 26, 1998, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.4	Articles of Amendment of the Articles of Incorporation, dated June 22, 1999, filed as exhibit 3.1 to Form SB-2, filed July 18, 2000 and incorporated herein by reference.

3.5	Bylaws, dated May 15, 2000, filed as exhibit 3.5 to the registrant’s Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

4.1	Consulting Agreement between Ness and Curtis A. Swanson, dated March 21, 2000 incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 22, 2000).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated August 15, 2001, filed as exhibit 4 of Form S-8, filed on August 16, 2001 and incorporated herein by reference.

4.3	Investment Agreement between Ness and Dutchess Private Equities Fund, L.P., dated April 23 2002, files as exhibit 4.3 to Form SB-2, filed on July 12, 2002, and incorporated herein by reference.

10.1	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated March 21, 2001, filed as exhibit 10.8 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.2	Amendment of Promissory Note to Hayseed Stephens, dated May 8, 2001, filed as exhibit 10.9 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.3	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated May 8, 2001, filed as exhibit 10.10 to Form 10-KSB/A filed on November 13, 2001 and incorporated herein by reference.

10.4
 Oil and Gas Lease dates May 11, 2001 and amended on January 10, 2002 with AMD Property Company Ltd., filed as exhibit 10.1 to Form 8-K filed on, February 11, 2002, and incorporated herein by reference.

10.5
 Oil and Gas Lease dated May 11, 2001 and amended on January 10, 2002 with Doss Property Company, Ltd., filed as exhibit 10.2 to Form 8-K filed on February 11, 2002 and incorporated herein by reference.

10.6	Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al., filed as exhibit 10.1 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.7	Amendment to Oil and Gas Lease dated May 27, 2001 with Roy William Baker, Jr. et al., filed as exhibit 10.2 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.8	Assignment of Oil and Gas Lease dated May 27, 2001 to Fairway Links Energy, Inc., filed as exhibit 10.3 to Form 8-K, filed on February 11, 2002, and incorporated herein by reference.

10.9	Amendment of Promissory Noted to Hayseed Stephens dated December 17, 2001, filed as exhibit 10.1 to Form 10-KSB, filed on April 1, 2002 and incorporated herein by reference.

10.10	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated December 17, 2001, filed as exhibit 10.2 to Form 10-KSB, filed on April 1, 2002 and incorporated herein by reference.

10.11	Amendment of Promissory Note to Hayseed Stephens dated March 28, 2002, filed as exhibit 10.2 to Form 10-QSB, filed on May 20, 2002, and incorporated herein by reference.

10.12	Amendment of Promissory Note to Hayseed Stephens Oil, Inc., dated March 28, 2002, filed as exhibit 10.19 to Form 10-QSB, filed on May 20, 2002, and incorporated herein by reference.

10.13	Amendment of Promissory Note to Hayseed Stephens dated September 27, 2002, filed as exhibit 10.22 to Form 10-QSB, filed on November 14, 2002, and incorporated herein by reference.

10.14	Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated September 27, 2002, filed as exhibit 10.23 to Form 10-QSB, filed on November 14, 2002, and incorporated herein by reference.

10.15	Amendment of Promissory Note to Hayseed Stephens dated December 30, 2002, filed as exhibit 10.24 to the registrant’s 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

10.16
Amendment of Promissory Note to Hayseed Stephens Oil, Inc. dated December 30, 2002, filed as exhibit 10.25 to the registrant’s 10-KSB for the year ended December 31, 2002 and incorporated herein by reference.

10.17 10.18 10.19 10.20
Agreement between the Company and Sha Stephens, President, in respect of the acquisition of certain oil and gas mineral rights dated March 31, 2003, effective December 31, 2003.

Employment Agreement between the Company and Sha Stephens, president and CEO, dated February 28, 2005 *

Employment Agreement between the Company and Judson F. Hoover, CFO dated February 28, 2005 *

Agreement between the Company and a certain company, in respect of the acquisition by the investors of certain oil and gas rights, dated February 28, 2005 *

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

Ness Energy International, Inc.

April 12, 2005	By: /s/ Sha Stephens
Sha Stephens
President and Chief Executive Officer

April 12, 2005	By: /s/ Judson F. Hoover
Judson F. Hoover,
Chief Financial Officer

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries

Consolidated Statements of Operations
(Rounded to thousands, except share amounts) Years Ended December 31, 2004 and 2003

	2004	2003
Revenues
Oil and gas revenues	$ 1,153	$ 108

Expenses
Lease operating expenses	513	31
Production taxes	25	8
Compression expenses	7	4
Depletion	160	109
General and administrative expenses	1,727	2,256

Total Operating Expenses	2,432	2,408

Operating Loss	(1,279)	(2,300)

Other Income (Expenses)
Interest expense	(2)	(7)
Interest expense - related party	(32)	(45)
Other income	13	6

Net Loss Before Income Taxes and Other
Comprehensive Income	(1,300)	(2,346)
Other Comprehensive Income	(52)
Income Taxes	--	--
Comprehensive Net Loss	$ (1,352)	$ (2,346)

Net Loss Per Weighted Average Share:
Net Loss per share - basic and diluted	$ (0.01)	$ (0.03)

Weighted Average Shares Outstanding	134,431,683	87,030,525

See notes to consolidated financial statements.

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

At December 31, 2003, the Company had $11,637,000 recorded in current liabilities as accounts payable - related parties. During 2004, the Company issued 33,766.533 shares with a fair value of $11,542,000 as a non-cash settlement of the amounts due to the related party. The settlement was recorded net of $95,000 in accounts receivable due from the related party (See Note 2, Contracts Settled in the Company’s Common Stock).

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

Financial Statements Index

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

Financial Statements Index

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

Note 15. Subsequent Events - (Unaudited)

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index

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

Financial Statements Index