Form 10KSB/A
period 2004-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2005-05-12
CIK 353634

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

EXPLANATORY NOTICE

This Amendment No. 3 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as originally filed on March 31, 2005, is being filed to correct certain items recommended by the auditors to prepare the document for the printers. This Amendment No. 3 does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB.

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

Ness has expended significant time and resources to develop business in the potential oil and gas properties in Israel completing work in the Lahava field and currently marking the gas production for potential sale to adjacent Kibbutz consumers. Ness was certified by the State of Israel as a Petroleum Works Contractor and is therefore able to develop and exploit mineral deposits in the area. The Company is actively pursuing oil and gas exploration in Israel through, but not limited to, its subsidiaries, Ness Energy of Israel, Inc. (“Ness Israel”), Lahava Oil and Gas Ltd. (“Lahava”), and Modi’in Energy Management (1192) Ltd. (“Modi’in Management”).

Domestically, the Company has interests in various properties and operations. Ness holds existing mineral rights in Texas including, the Fort Worth Basin in Parker, Hood, Shackelford, Jack, Wise and Palo Pinto counties and the coastal plains of South Texas in DeWitt, Karnes, Lavaca and Victoria counties.

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

The production and development of the Company’s wells in the Texas area are predominately in fields that already have producing wells, and significant geological support. Many of these fields were abandoned by larger oil and gas companies in a time when gas prices were significantly less than what they are today. The Company believes that with the higher prices for oil and gas, and improved technology, it can develop profitable, productive wells.

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

Domestically, as of December 31, 2004, the Company’s undiscounted net future net income has been estimated by Yeager Engineering, an independent engineer consultant in oil and gas technology, to be approximately $228,044,944. This compares to $63,164,116 as of December 31, 2003. The increase, in excess of 260% from 2003, is the result of, but not limited to, strategic acquisitions, revisions on previous quantity estimates, and higher oil and natural gas prices.

	2004	2003	Change %
Future Net Income	$228,044,964	$63,164,116	261%
Discounted FNI @ 10%	$102,440,122	$20,404,004	402%

For the year ended December 31, 2004, the Company’s proved oil reserves increased approximately 195,000 bbls from 62,000 to 257,000. The Company’s proved gas reserves increased from approximately 15,204,000 MCF to 44,154,000 MCF. The increase in reserves is primarily attributable to the previously mentioned acquired properties. These numbers are estimates, and may vary from the actual production due to many variables, (please see: Certain Factors Affecting Future Results).

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

The Company expects to adopt SFAS 123(R) on January 1, 2006, and is currently evaluating the adoption alternatives.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Forward-Looking Statements.

THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE CERTAIN STATEMENTS MAY MATERIALLY DIFFER FROM RESULTS.

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

Production

(2) Production	2003	2004
Natural Gas Per MCF
Coffey/Greenwood Field
A) Average sales price	$ 4.27	$5.35
B) Average production cost	$ 2.10	$3.76
Moby Dick Field (11-1-02 and 10-1-03)
A) Average sales price	$ 4.57	$5.35
B) Average production cost	$.96	$3.76
Graford South Field (10-1-03)
A) Average sales price	$ 3.85	$5.35
B) Average production cost	$ 1.96	$3.76

Reserves Reported to Other Agencies

No reserves were reported to other federal agencies.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2004

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information:

Ness’s common stock is traded on the OTC Bulletin Board, under the symbol of “Ness”. The range of closing prices shown below covers the last two years of Ness. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Year Ended December 31, 2004:

	High	Low
Quarter Ended December 31, 2004	$ 0.41	$ 0.16
Quarter Ended September 30, 2004	$ 0.35	$ 0.19
Quarter Ended June 30, 2004	$ 0.45	$ 0.28
Quarter Ended March 31, 2004	$ 0.50	$ 0.35

Per Share Common Stock Bid Prices by Quarter For the Year Ended December 31, 2003:

	High	Low
Quarter Ended December 31, 2003	$ 0.51	$ 0.36
Quarter Ended September 30, 2003	$ 0.69	$ 0.22
Quarter Ended June 30, 2003	$ 0.58	$ 0.13
Quarter Ended March 31, 2003	$ 0.42	$ 0.25

Holders of Common Equity

As of March 11, 2005, Ness had approximately 3,643 shareholders of record of its common stock.

Dividends

Ness has not declared or paid a cash dividend to stockholders since it was originally organized. The Board of Directors presently intends to retain any earnings to finance Ness' operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon Ness’s earnings, capital requirements, and other factors.

Equity Securities Sold Without Registration

Set forth below is a listing of all sales by the Company of unregistered equity securities during 2004, excluding sales that were previously reported on Quarterly Reports on Form 10-QSB.

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

        In December 2004, the Company issued 315,000 restricted shares of its common stock to employees, and or consultants for consulting, and services received over a period of time based on the average trading price of the shares of common stock of the Company on the date of issue.

        In December 2004, the Company sold 21,102 restricted shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock by 50% on the date of the agreement and increased that product by $.07.

General Information.

                All of the above noted shares were issued directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the purchasers of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d). Unless otherwise indicated, such sales were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-KSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

Critical Accounting Issues

Oil and Gas Property and Equipment

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

Abandonment of properties is recognized as an expense in the period of abandonment and accounted for as an adjustment of costs.

Results of Operations

(a) Revenues

The Company accomplished the following financial and operating results from 2003 to 2004:

1.     Grew reserves by over $82,040,000, or 407% primarily through development and acquisition.

2.     Grew gross revenues by $1,045,000 or 968% primarily through the sale of deep mineral rights.

3.     Grew MCF sold by 24,331 MCF or 101% primarily through development of existing wells.

4.     Reduced general and administrative expenses by $529,000 or 23% primarily through tighter management controls.

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

(c) Depreciation and Depletion

Depreciation and depletion increased from $109,000 in 2003 to $160,000 in 2004. This increase is predominately due to increased production, generating increased depletion costs. Depletion rates were $1.34 per MCF for 2003, and $0.00038 per mcf for 2004.

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

Liquidity and Capital Resources

The Company must acquire capital in order to undertake the continued expansion of its current well base. To that end, the Company is currently carrying on conversations with potential investors. The Company plans to continue to raise capital through the private placement of its common stock, debt, and, possibly through the public sale of its securities. Management intends to use the proceeds from the issuance of debt or any equity sales to further develop oil and gas reserves in the United States and in Israel. Ness believes that these actions will enable Ness to carry out its business plan.

As of December 31, 2004, the Company’s current liabilities exceed its current assets by $2,002,000 and the Company has experienced net losses of $1,300,000 and $2,346,000 for the years ended December 31, 2004 and 2003, respectively. Although the Company has an accumulated deficit of $16,816,000 at December 31, 2004, total stockholders’ equity is $17,376,000. The Company, through one of its subsidiaries, has entered into an agreement to complete three wells in South Texas for $2,550,000. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,322,000 of current liabilities at December 31, 2004 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. To a lesser extent, management is continuing to improve on efficiencies to be gained in the general and administrative expense items. In conjunction with these efforts, management believes that the Company will be able to reverse the negative trends mentioned above.

Income Tax Matters

Ness has loss carryforwards totaling approximately $11,717,000 as of December 31, 2004. At the time of the filing of this form 10-KSB the Company has not yet filed its 2004 Federal Income Tax Return to determine the amount of the loss carryforward as of December 31, 2004. There can be no assurance that the Company will be profitable in the future and the Company may, or may not be able to utilize any of this carryforward. Accordingly, the Company has recorded a valuation allowance against the asset for the carryforward. The net operating loss carryforwards expire as follows:

Year Expiring	(000 omitted)
2011	$ 1
2012	2
2018	104
2019	1,991
2020	2,532
2021	1,390
2022	2,071
2023	2,331
2004	1,295
Total	$ 11,717

ITEM 7. FINANCIAL STATEMENTS.

Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2004 and 2003 are presented in a separate section of this report following Item 14. The Consolidated Balance Sheet as of December 31, 2004 is also presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company appointed Whitley Penn as its new independent registered public accounting firm in January 2005. The change was reported on Form 8-K and 8-KA in January 2005. There were no disagreements with the predecessor auditors.

ITEM 8a CONTROLS AND PROCEDURES

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the date of the original filing of this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the SEC.

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

Employment Agreements: The Company entered into employment agreements with Sha Stephens, President and CEO and Judson F. Hoover, CFO, on, February 28, 2005. Each agreement is for a term of one year, and is renewable on the calendar year. Mr. Stephen’s aggregate annual salary is, $175,000 and Mr. Hoover’s is, $105,000. In addition, each receives annually shares of common stock of the Company currently valued at, $24,000.

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

ITEM 10. EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 13. EXHIBITS.

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

10.17	Agreement between the Company and Sha Stephens, President, in respect of the acquisition of certain oil and gas mineral rights dated March 31, 2003, effective December 31, 2003.

10.18	Employment Agreement between the Company and Sha Stephens, president and CEO, dated February 28, 2005 *

10.19	Employment Agreement between the Company and Judson F. Hoover, CFO dated February 28, 2005 *

10.20	Agreement between the Company and a certain company, in respect of the acquisition by the investors of certain oil and gas rights, dated February 28, 2005 +

14	Code of Ethics *

21.1	List of Subsidiaries *

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2004 and 2003, respectively, for professional services of our principal accountant for the audits of our financial statements and reviews of our quarterly reports on Forms 10-QSB, are: $63,000 and $26,000 respectively. The Company has replaced our former accountants with Whitley Penn. No fees were paid to Whitley Penn during 2004.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ness Energy International, Inc.

May 12, 2005	By: /s/ Sha Stephens
Sha Stephens
President and Chief Executive Officer

May 12, 2005	By: /s/ Judson F. Hoover
Judson F. Hoover,
Chief Financial Officer

Ness Energy International, Inc. and Subsidiaries
Index to Consolidated Financial Statements
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

Financial Statements Index

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ness Energy International, Inc. and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(Rounded to thousands, except share amounts)
December 31, 2004

Assets
Current Assets:
Cash	$ 103
Accounts receivable - trade	94
Accounts receivable - related parties	92
Investments - available for sale	10
Other current assets	13
Total Current Assets	312

Property and Equipment:
Property and equipment, net	1,838
Oil and gas properties - full cost method:
Oil and gas properties, unproved	1,134
Oil and gas properties, proved	13,038
Total Oil and Gas Properties	14,172
Less accumulated depreciation and depletion	(139)

Net oil and gas properties	14,033

Total Property and Equipment	15,871
Goodwill	3,760
Total Assets	19,943

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	948
Accounts payable - related parties	1,322
Current portion - long-term debt	44
Total Current Liabilities	2,314
Asset retirement obligations, non-current	88
Long-term debt	165
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized,
150,420,374 shares issued and outstanding	34,182
Accumulated deficit	(16,816)
Accumulated other comprehensive income	10
Total Stockholders' Equity	17,376
Total Liabilities and Stockholders' Equity	$ 19,943

See notes to consolidated financial statements.

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Years Ended December 31, 2004 and 2003

	2004	2003
Revenues
Oil and gas revenues	$ 1,153	$ 108
Expenses
Lease operating expenses	513	31
Production taxes	25	8
Compression expenses	7	4
Depletion and depreciation	160	109
General and administrative expenses	1,727	2,256
Total Operating Expenses	2,432	2,408
Operating Loss	(1,279)	(2,300)

Other Income (Expenses)
Interest expense	(2)	(7)
Interest expense - related party	(32)	(45)
Other income	13	6
Net Loss Before Income Taxes and Other Comprehensive Loss	(1,300)	(2,346)
Other Comprehensive Loss	(52)	22
Income Taxes	--	--
Comprehensive Net Loss	$ (1,352)	$ (2,324)
Net Loss Per Weighted Average Share:
Net Loss per share - basic and diluted	$ (0.01)	$ (0.03)
Weighted Average Shares Outstanding	134,431,683	87,030,525

See notes to consolidated financial statements.

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Rounded to thousands, except share amounts)
Years Ended December 31, 2004 and 2003

	Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Contracts Requiring Net-Share	Deferred
	Shares	Amount	Capital	Deficit	Income	Settlement	Consulting	Total
Balance January 1, 2003	61,771,108	$10,936	$ --	$(13,170)	$40	$ 99	$--	$(2,068)

Issuance of Common stock for:
Future Services	2,948,000	1,150	--	--	--	(51)	(1,099)	--
Oil and gas property	153,219	47	--	--	--	(48)	--	(1)
Property and equipment	6,061	4	--	--	--		--	4
Services	1,460,525	529	--	--	--	--	--	529
Employee benefits	1,370,000	472	--	--	--	--	--	472
Cash	6,155,856	1,587	--	--	--	--	--	1,587
Shares issued in acquisition of subsidiaries	14,301,688	4,004	--	--	--	--	--	4,004
Shares issued to extinguish related party debt	11,312,523	2,772	--	--	--	--	--	2,772
Recognition of services performed for common stock	--	--	--	--	--	--	271	271
Net change in unrealized appreciation of securities available for sale, net of tax effect of $0	--	--	--	--	22	--	--	22
Issuance of stock purchase warrants	--	--	32	--	--	--	--	32
Net loss	--	--	--	(2,346)	--	--	--	(2,346)
Balance December 31, 2003	99,478,980	21,528	32	(15,516)	62	--	(828)	5,278

Issuance of common stock for:
Future services	8,943,873	3,073	--	--	--	--	(2,520)	553
Oil and gas property	2,726,733	651	--	--	--	--	--	651
Services	3,061,243	636	--	--	--	--	--	636
Cash	542,922	144	--	--	--	--	--	144
Shares issued in acquisition of subsidiaries	1,900,000	765	--	--	--	--	--	765
Shares issued to extinguish related party debt	33,766,533	11,542	--	--	--	--	--	11,542
Retirement of stock issued for deferred consulting	--	(4,157)	--	--	--	--	3,348	(809)
Retirement of stock purchase warrants	--	--	(32)	--	--	--	--	(32)
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	--	--	--	--	(52)	--	--	(52)

Net loss	--	--	--	(1,300)	--	--	--	(1,300)
Balance December 31, 2004	150,420,374	$34,182	--	$(16,816)	$10	--	--	$17,376

See notes to consolidated financial statements.

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)
Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net Loss	$(1,300)	$(2,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	160	109
Accretion of interest on asset retirement obligations	6	2
Recognition of services performed for stock	--	271
Stock issued for:
Services	636	529
Employee benefits	--	472
Retirement of stock issued for deferred consulting, net	(809)	--
Change in operating assets and liabilities: Accounts receivable - trade	(74)	(13)
Accounts receivable - related parties	--	(208)
Other current assets	59	(69)
Accounts payable and accrued expenses	746	184
Accounts payable - related party, net of settlement of acquisition, see note 2	1,168	131
Asset retirement obligations	33	--
Net Cash Provided By (Used In) Operating Activities	625	(938)
Cash Flows From Investing Activities
Capital Expenditures	(451)	(601)
Repayments of related party notes receivable	--	(4)
Net Cash Used in Investing Activities	(451)	(605)
Cash Flows From Financing Activities
Proceeds from borrowings on debt - related party	--	189
Proceeds from borrowings on long-term debt	--	250
Repayments on long-term debt	(571)	(200)
Proceeds received from sales of common stock	144	1,587
Net Cash Provided By (Used In) Financing Activities	(427)	1,826
Net Change in Cash	(253)	283
Cash at Beginning of Year	356	73
Cash at End of Year	$103	$356

See notes to consolidated financial statements.

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
Note 1. Nature of Business, Organization and Basis of Presentation

(a) Organization

Ness Energy International, Inc. and subsidiaries (“Ness” or the “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation. The Company’s principal business is the acquisition, either alone or with others, of interests in proved or unproved oil and gas leases, and exploratory and development drilling. This includes but, is not limited to exploitation, development, and well service management. The Company presently owns oil and gas interests in the state of Texas as well as internationally, directly or indirectly, in the nation of Israel. The Corporate offices of the Company are all located in Willow Park, Texas.

In April 2003, the Company acquired substantially all the net assets of two affiliated companies, Hesed Energy International, Inc, (“Hesed”) and Ness of Texas, Inc. ("Ness of TX") through the issuance of common stock (see Note 3 —Business Combinations). Consequently, these entities became wholly-owned subsidiaries of the Company.

In October 2003, the Company acquired a number of oil and gas leases from an officer of the Company (see Notes 6 and 9). In addition, the Company formed a new wholly-owned subsidiary, Ness Operating of Texas, Inc. (“Ness Operating”), which now collects net oil and gas revenues from a majority of the Company’s properties and remits the funds to the Company.

(b) Management's Plans

As of December 31, 2004, the Company’s current liabilities exceed its current assets by $2,002,000 and the Company has experienced net losses of $1,300,000 and $2,346,000 for the years ended December 31, 2004 and 2003, respectively. Although the Company has an accumulated deficit of $16,816,000 at December 31, 2004, total stockholders’ equity is $17,376,000. The Company, through one of its subsidiaries, has entered into an agreement to complete three wells in South Texas for $2,550,000. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,322,000 of current liabilities at December 31, 2004 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. During 2002, the Company obtained access to an equity line of credit. Under this agreement, the other party agrees to purchase a variable number of shares up to the number that will provide a maximum of $20,000,000 in funds, effective until April 23, 2005. The Company has the discretion to deliver “put notices” to the other party, which serve as the obligation to purchase shares from the Company. The put notices are calculated as 200% of the average daily trading volume for 20 days prior to the put notice multiplied by the average of the three closing bid prices prior (but not less that $15,000). There must be a minimum of 8 days between closing and additional put notices. The other party, upon receipt of the put notice(s), must purchase shares equal to 15% to 20% (at the discretion of the Company) of any trading volume during “pricing period” (five days after put notice given) multiplied by 96% of the average of the three lowest closing bid prices or the total put amount. Management intends to use the proceeds from the above sources to further develop oil and gas reserves in the United States and in selected foreign countries. To a lesser extent, management is continuing to improve on efficiencies to be gained in the various general and administrative expense items. In conjunction with these efforts, along with the increased production from oil and gas reserves acquired in 2003 and 2004, management believes that the Company will be able to reverse the negative trends mentioned above. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

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

Financial Statements Index

Note 2. Summary of Significant Accounting Policies (Continued)

Investments in Securities

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. In accordance with SFAS 115, the Company’s investments in securities are classified as follows:

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

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Depletion rates were $1.34 per MCF for 2003, and $0.00038 per mcf for 2004.

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

Financial Statements Index

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,”discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As capitalized costs do not exceed the estimated present value limitation, the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2004 and 2003.

In accordance with SFAS 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

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

Goodwill

Goodwill represents the excess of the purchase price of assets acquired over the fair market value of such assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess. For the years ended December 31, 2004 and 2003, the Company did not recognize any impairment loss related to goodwill (see Note 3).

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

Contracts Settled in the Company’s Common Stock

For financial instruments entered into after May 31, 2003, the Company has classified all instruments applicable under the scope of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as liabilities. The financial instruments issued by the Company after May 31, 2003 fall under the scope of the above statement due to the underlying contracts are financial instruments other than outstanding shares that embody a conditional obligation that the Company must settle by issuing its own equity shares, and, at inception, the monetary value of the obligation is based solely on a fixed monetary amount known at inception. At December 31, 2003, $11,637,000 was recognized in current liabilities pursuant to such financial instruments. The contract was completed with the issuance of shares of the Company’s common stock during 2004, net of settlement of a receivable from a related party of $95,000. The fair value of the shares issued was $11,542,000. The Company had no such liabilities at December 31, 2004. For financial instruments entered into before May 31, 2003, the Company followed the guidance under EITF Abstract No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, whereby contracts that required net-share settlement (in the Company’s specific cases, in unregistered shares), were classified as equity.

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

Financial Statements Index

Securities Issued for Property and Services

The Company accounts for stock issued for services under the intrinsic value method. For stock issued for services, the fair market value of the Company’s stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The statement  requires stock-based compensation transactions to be accounted for based on the fair value of the services rendered, property received, or the fair value of the equity instruments issued, whichever is more reliably measurable.

Reclassification

Certain reclassifications have been made to the 2003 consolidated financial statements to conform with the 2004 consolidated financial statement presentation. Such reclassifications had no effect on income.

New Accounting Pronouncements Standards Implemented

In June 2003, the FASB approved SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have a significant effect on the Company’s financial position.

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

SFAS 123(R) must be adopted by the Company no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company expects to adopt SFAS 123(R) on January 1, 2006 , and is currently evaluating the adoption alternatives.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25's intrinsic value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Financial Statements Index

Note 3. Business Combinations

On April 11, 2003, the Company entered into a business combination with two companies related by common ownership (Hesed and Ness of TX — see Note 1), acquiring 100% of the net assets of each for a total of 14,301,688 shares of restricted stock. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $3,123,000. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the Hesed reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2004, and 2003. The results of operations of Hesed and Ness of TX are included in the consolidated statements of operations from the date of acquisition.

On January 5, 2004, the Company entered into a business combination with Lahava Oil and Gas Ltd. (“Lahava”) , acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued of $637,000, which resulted in recorded goodwill of $637,000. This goodwill was assessed for impairment, and, evaluating the intrinsic fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2004.

Lahava was established in July 2000, with the limited partnership formed in February 2001. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area. The results of operations of Lahava are included in the consolidated statements of operations from the date of acquisition.

From May 18, 2004 through August 25, 2004, the Company issued 400,000 shares of its common stock as a downpayment on the acquisition of an Israeli partnership called Equital Management Ltd. ("Equital"). The issuances have been valued at $128,000 based on the fair value of the shares at issue date. The terms of the agreement were finalized in August 2004, and consummation of the transaction took place in October 2004 (see Note 10). $220,000 in cash was paid by a related party for the benefit of the company. Such advance is reflected as a liability to related parties. The results of operations of Equital are included in the consolidated statements of operations from the date of acquisiton.

Proforma disclosures have not been presented for any of these acquisitions as these entities had no material operations prior to the dates of acquisition.

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

Changes in accumulated other comprehensive income related to investments for the years ended December 31 are as follows:

	2004	2003
Accumulated other comprehensive income:
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

During 2003, it was determined that an asset captioned under furniture and fixtures was impaired. For the year ended December 31, 2003, the Company recognized an impairment loss of $8,000 based on the estimated recoverable amount that will be refunded by the asset’s vendor, less related costs to return the item, resulting in an adjusted carrying amount of $15,000. The loss is aggregated in the general and administrative expense caption of the consolidated statements of operations for 2003. There were no such impairments recognized during the year ended December 31, 2004.

Note 6. Accounts Payable — Related Parties

At December 31, 2004, Accounts Payable — Related Parties consisted of amounts due for advances from related parties, that the Company anticipates repaying out of working capital within 2005.

Note 7. Asset Retirement Obligations

Pursuant to SFAS 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the abandonment of oil and gas producing facilities from January 1, 2003 (implementation date) forward. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the year, and the capitalized cost approximated $46,000. Upon initial implementation, the Company recognized $460 for the cumulative effect of the change in accounting principle due to accretion from acquisition date to the implementation date less depletion recapture due to the estimated salvage values of the properties. The Company evaluated 28 wells (20 acquired during 2003), and has determined a range of abandonment dates between July 2004 and December 2023 and a total salvage value of $53,000. The following represents the amount of the retirement obligation at the beginning and end of the year ended December 31, 2004:

	2004	2003
Beginning balance at January 1	$ 49	$ --
Liabilities incurred during the period	--	47
Liabilities settled during the period	--	--
Accretion of interest	6	2
Revisions of estimate	33	--
Ending balance at December 31	$ 88	$ 49

Financial Statements Index

Note 8. Long-Term Debt

                Long-term debt consists of the following at December 31, 2004:

Mortgage note payable, bearing interest at 7.75%, maturity date of 5/15/13, with minimum monthly payments of $1,270 including interest; secured by buildings	$98

Auto notes payable, bearing interest at 6%, maturity date of 10/16/06, with monthly payments of $1,262 including interest; secured by the financed vehicles	45

Auto loans payable, bearing interest at 5.6%, maturity date of 5/7/07, with monthly payments of $2,004 including interest; secured by two vehicles being financed	66

Total long-term debt	209
Less current portion	44

Total long-term portion	$165

At December 31, 2004, Ness Operating, on behalf of the Company, has established a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas, as required by the state in order for the Company to perform oil and gas operations within the jurisdiction of the Railroad Commission.

Total annual maturities of long-term debt are as follows:

2005	$ 44
2006	46
2007	27
2008	26
2009	15
Thereafter	51
Total	$ 209

Financial Statements Index

Note 9. Related Party Transactions

During 2003, the Company entered into a contract to purchase oil and gas leases from an officer for the estimated value of the properties $11,637,000 offset against amounts due from the officer of $95,000. The resultant liability was settled in the Company’s common stock in 2004 (See also Note 2, Contracts Settled in the Company’s Common Stock).

Accounts receivable — related party and accounts payable — related party at December 31, 2004 consists primarily of amounts returned to related parties secured by amounts due to those same parties. The net amount of accounts receivable from related parties offset by amounts due to related parties is a net amount due to of $1,230,000. Such advances were primarily used for well expansion, operating expenses, and mineral leases.

During 2003, a company related through common ownership collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. In October 2003, the Company formed Ness Operating as a wholly-owned subsidiary to perform this function.

Note 10. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $45,000 and $7,000 to related parties in 2004 and 2003, respectively. No income taxes were paid during the years ended December 31, 2004 and 2003.

Non-cash investing and financing activities for the years ended December 31, 2004 and 2003 are as follows:

In 2003 and 2004, the Company issued 153,219 and 2,726,733 shares of its common stock for the acquisition of oil and gas leases. The cost of the leses was recorded at the average stock price on the date of issuance reflecting capital costs of $47,000 and $651,000, respectively.

In connection with the acquisition of Lahava and Equital (see Note 3), the Company issued 1,900,000 shares of common stock with a fair value of $765,000, which resulted in an increase to goodwill of $637,000.

At December 31, 2003, the Company had $11,637,000 recorded in current liabilities as accounts payable - related parties. During 2004, the Company issued 33,766,533 shares with a fair value of $11,542,000 as a non-cash settlement of the amounts due to the related party. The settlement was recorded net of $95,000 in accounts receivable due from the related party (See Note 2, Contracts Settled in the Company’s Common Stock).

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

The Company issued 6,061 shares of common stock with a fair value of $4,000 in connection with the acquisition of certain property and equipment. There were no shares issued for the acquisition of property and equipment during 2004.

Financial Statements Index

Note 11. Income Taxes

A reconciliation of statutory tax rates to the Company's effective tax rates follows:

	2004	2003
Benefit at statutory rates	(34)%	(34)%
Losses not providing benefits	34%	34%

Effective rate	-%	-%

The deferred tax assets are comprised primarily of the Company’s net operating loss carryforwards and impairment recorded on investments.

	2004	2003
Net operating loss carryforward	$3,984	$3,429
Impairment on investments	340	340
Other	6	6
Less valuation allowance	(4,330)	(3,775)

Net deferred tax asset	$--	$--

The Company’s net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

Expiring
2011	$1
2012	2
2018	104
2019	1,991
2020	2,532
2021	1,390
2022	2,071
2023	2,331
2024	1,295
Total	$11,717

                   The net change in the valuation allowance during 2004 is as follows:

Balance at beginning of year	$(3,775)
Balance at end of year	(4,330)

Net change	$(555)

Financial Statements Index

Note 12. Stockholders’ Equity

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

During 2004 and 2003, the Company received $144,000 and $1,587,000, respectively, for the issuance of 542,992 and 6,155,856 shares, respectively, of the Company’s common stock under the put agreement.

Note 13. Commitments and Contingencies

The Company leases office equipment under an operating lease arrangement. Future minimum annual rent payments required under noncancelable lease in effect at December 31, 2004 approximates $10,000, $4,000, and $1,000 for the years ending December 31, 2005, 2006, and 2007, respectively.

Total lease expense during the years ended December 31, 2004 and 2003 was $4,000 and $3,000, respectively.

Note 14. Major Customers

The Company sells natural gas and natural gas liquids to a limited number of purchasers. However, management believes the competitive nature of the industry, capitalized levels of purchasers, and available marketing alternatives do not make the Company dependent on any single purchaser. The Company sells it products to intermediaries, who either have, or have access to consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to three customers, the largest of which accounts for 34% of such sales.

Note 15. Subsequent Events - (Unaudited)

In February 2005, the Company, entered into a working interest agreement with certain investors under which the Company sold a working interest to reenter three of the Company’s leased wells. Under the terms of the agreement, the investors have the right to acquire the entire working interest in the wells being sold by the Company for an aggregate sum of $2,550,000 in exchange for 75% of the net revenues from the sale of the oil and gas produced by the wells. The agreement allows for purchase of the working interest to be completed no later than August 2005. If not completed by this date the agreement terminates. To date, the Company has received an aggregate of $1,253,000 from the investors.

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

This section provides information required by SFAS 69, Disclosures About Oil and Gas Producing Activities.

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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
December 31, 2004 - proved producing reserves	7,937	418,991
December 31, 2004 - proved reserves	248,778	31,904,139
December 31, 2004 - probable reserves	--	11,831,266
December 31, 2003 - proved producing reserves	61,183	129,309
December 31, 2003 - proved reserves	757	15,075,038
December 31, 2003 - probable reserves	--	--

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
Reserves at December 31, 2002	--	215,804
Revisions of previous estimates	(105)	3,751,970
Production	--	(24,029)
Purchase of reserves in place	62,045	11,260,602
Reserves at December 31, 2003	61,940	15,204,347
Revisions of previous estimates	58,228	745,303
Production	(438)	(48,360)
Purchase of reserves in place	136,985	28,253,106
Reserves at December 31, 2004	256,715	44,154,396

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Future cash inflows	$282,703,881	$73,020,447
Future production costs	(40,383,254)	(9,142,748)
Future development costs	(14,275,663)	(713,583)
Future income tax expense	--	--

Future net cash flows	228,044,964	63,164,116
10% annual discount	125,604,842	42,764,112

Standardized measure of discounted future cash flows	$102,440,122	$20,400,004

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Change in sales price and production costs	$23,177,580	$264,052
Change in estimated future development costs	(885,300)	200,590
Sales of oil and gas, net of production costs	(319,443)	(25,081)
Purchase of reserves in place	55,173,837	11,791,690
Accretion of discount	--	171,718
Net change due to revision in quantity estimates	4,893,444	7,785,751)
Other	--	(8,246)

	$82,040,118	$20,180,474

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

These estimates are furnished and calculated in accordance with requirements of the FASB and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows does not necessarily represent management’s assessment of future profitability or future cash flow to the Company.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 2004, is as follows (000):

	Properties (000)			Net Book
	Unproved	Proven	Depletion	Value
December 31, 2003	$247	$12,279	$121	$12,405

Expenditures	1,258	388	--	1,646
Reclass proven wells	(371)	371	--	--
Expensed/dry holes	--	--	18	18

December 31, 2004	$1,134	$13,038	$139	$14,033

Production Revenue	$425

Compression	6
Production Costs	182
Depletion	19
Production Tax	25

Net Production Revenue	$193

Financial Statements Index