Form 10-Q
period 2005-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2005-05-16
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2005, the Registrant had 160,796,679 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
    Yes [  ] No [X]

Ness Energy International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Rounded to thousands, except share amounts)
March 31, 2005
(Unaudited)

Assets
Current Assets
Cash	$ 414
Accounts receivable - trade	291
Accounts receivable - related parties	6
Investments - available for sale	10
Other current assets	13
Total Current Assets	734
Property and equipment
Property and equipment, net	1,809
Oil and gas properties - full cost method:
Oil and gas properties, unproved	1,657
Oil and gas properties, proved	12,973
14,630
Less accumulated depreciation and depletion	(139)
Net oil and gas properties	14,491
Total Property and Equipment, Net	16,300
Goodwill	3,760

Total Assets	$ 20,794

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	659
Accounts payable - related parties	1,616
Current portion - long term debt	44
Total Current Liabilities	2,319
Asset retirement obligation, non-current	88
Long-term debt	159
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized, 154,339,568 shares issued and outstanding	34,734
Accumulated deficit	(16,516)
Accumulated other comprehensive income	10

Total Stockholders' Equity	18,228
Total Liabilities and Stockholders' Equity	$ 20,794

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Three Months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Revenues
Oil and gas revenues	$ 1,360	$ 36
Cost of Revenues
Lease operating expenses	38	8
Production taxes	2	2
Compression expenses	1	4
Depletion and depreciation	29	73
Total Cost of Revenues	70	87
Gross Profit (Loss)	1,290	(51)
Operating Expenses
General and administrative expenses	988	668
Operating Income (Loss)	302	(719)
Other Income (Expense)
Interest expense	(2)	(23)
Other income	--	6
Income (Loss) Before Income Taxes and other Comprehensive Income (Loss)	300	(736)
Income Taxes	--	--
Net Income (Loss)	$ 300	$ (736)
Other comprehensive income (loss), net of tax:	--	(59)
Comprehensive Income (Loss)	$ 300	$ (795)
Net Income (Loss) Per Weighted Average Share:
Net income (loss) per share-basic and diluted	$ 0.00	$ (0.01)
Weighted Average Shares Outstanding	152,129,793	102,047,268

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Rounded to thousands, except share data)
Year Ended December 31, 2004 (Audited) and
Three Months Ended March 31, 2004 (Unaudited)

	Common Stock Shares Amount		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Consulting	Total
Balance at January 1, 2004	99,478,980	$ 21,528	$ 32	$ (15,516)	$ 62	$ (828)	$ 5,278

Issuance of common stock for:
Future services	8,943,873	3,073	--	--	--	(2,520)	553
Oil and gas property	2,726,733	651	--	--	--	--	651
Services	3,061,243	636	--	--	--	--	636
Cash	542,922	144	--	--	--	--	144
Shares issued in acquisition of subsidiaries	1,900,000	765	--	--	--	--	765
Shares issued to extinguish related party debt	33,766,533	11,542	--	--	--	--	11,542
Recognition of services
performed for common stock	--	(4,157)	--	--	--	3,348	(809)
Issuance of stock purchase warrants	--	--	(32)	--	--	--	(32)
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	--	--	--	--	(52)	--	(52)
Net Loss	--	--	--	(1,300)	--	--	(1,300)

Balance at December 31, 2004	150,420,374	34,182	--	(16,816)	10	--	17,376

Issuance of common stock for:
Services	1,913,250	353	--	--	--	--	353
Director’s Services	1,325,000	63	--	--	--	--	63
Cash	680,944	136	--	--	--	--	136
Net Income	--	--	--	300	--	--	300

Balance March 31, 2005	154,339,568	$ 34,734	$ --	$ (16,516)	$ 10	$ --	$ 18,228

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
(Rounded to thousands, except share data)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash Flows From Operating Activities
Net income (loss)	300	(736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Depreciation and depletion	29	73
Stock issued for services	416	206
Changes in operating assets and liabilities: Accounts receivable - trade	(197)	1
Accounts receivable - related parties	86	(32)
Other current assets	--	56
Accounts payable and accrued expenses	(289)	312
Accounts payable - related parties	294	(41)
Asset retirement obligations	--	7
Net cash provided by (used in) operating activities	639	(154)
Cash Flows From Investing Activities
Repayments of related party notes receivable	--	--
Purchase of time deposit	--
Capital expenditures	(458)	(293)
Net Cash Used in Investing Activities	(458)	(293)
Cash Flows From Financing Activities
Payment of offering costs	--	--
Proceeds of debt - related party	--
Proceeds from other long term debt	--	150
Repayments on long term debt	(6)	(6)
Net cash acquired in business combination	--	27
Cash received from sale of common stock	136	88
Net Cash Provided by Financing Activities	130	259
Net Change in Cash	311	(188)
Cash, Beginning of Period	103	356

Cash, End of Period	$414	$169

See notes to condensed consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B for the three month periods ended March 31, 2005 and 2004 and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS INCLUDED IN THE FORM 10-KSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT.

Results of Operations

                    (a)        Comparison of the three month period ended March 31, 2005, and 2004.

Revenues

Oil and gas revenues for the three month period ended March 31, 2005 were $1,360,000 as compared to $36,000 for the same period in 2004. The significant increase in revenues is due mainly to well management services delivered, increased number of wells now producing, and to a much lesser degree, increases in price.

Net income for the three months ended March 31, 2005 was $300,000 as compared to a net loss of $736,000 for the same period in 2004.

Costs of Revenues

Costs of oil and gas revenues for the three month period ended March 31, 2005 decreased $17,000 to $70,000 as compared $87,000 for the corresponding period ended March 31, 2004. This decrease is the result of reduced depletion costs (a noncash expense) that was offset by increased production costs, due to increased volume.

Operating Expenses

Administrative expenses for the three months ended March 31, 2005 were $988,000, a $320,000 increase from $668,000 for the corresponding period in 2004. This increase is the result of the Company’s activity of acquiring oil and gas properties in Texas, and administrative expenses associated with well management.

Depreciation and Depletion

Depreciation and depletion decreased by $73,000 to $29,000 for the three months ended March 31, 2005. This decrease was caused by reduced depletion rates based on higher reserve balances.

Net Income (Loss)

The Company had net income for the three months ended March 31, 2005 of $300,000 compared to net loss of $736,000 for the same period ended March 31, 2004 for a $0.00 and ($0.01) per share respectively. The increase in income is primarily due to well management income.

Liquidity and Capital Resources

The Company is continually raising capital in order to undertake the continued expansion of its current well base. To that end, the Company is currently carrying on conversations with potential investors. The Company plans to continue to raise capital through the private placement of its common stock, debt, and, possibly through the public sale of its securities. Management intends to use the proceeds from the issuance of debt or any equity sales to further develop oil and gas reserves in the United States and in Israel. Ness believes that these actions will enable it to carry out its business plan.

As of March 31, 2005, the Company’s current liabilities exceed its current assets by $1,587,000. The Company has net income of $300,000 for the three months ended March 31, 2005 versus net losses experienced in the previous years. The Company has improved its working capital position by $417,000 in the first quarter of 2005, and although the Company has an accumulated deficit of $16,518,000 at March 31, 2005, total stockholders’ equity is $18,226,000. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,616,000 of current liabilities at March 31, 2005 is with related parties, who have an interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. To a lesser extent, management is continuing to improve on efficiencies to be gained in the general and administrative expense items. In conjunction with these efforts, management believes that the Company will be able to reverse the negative trends mentioned above.

Forward Looking Statements

THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-QSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE CERTAIN STATEMENTS MAY MATERIALLY DIFFER FROM RESULTS.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly effect internal controls subsequent to March 31, 2005.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                        From time to time, the Company is involved in disputes and other legal actions arising in the ordinary course of business. In management’s opinion, none of these disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        Equity Securities Sold Without Registration

The following securities of the Registrant were sold without registration during the three months ended March 31, 2005:

(1)
In January 2005, the Company sold 116,039 shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock on the date of the agreement by 50% and increased that product by $.07.

(2)
In February 2005, the Company sold 163,456 shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock on the date of the agreement by 50% and increased that product by $.07.

(3)
In March 2005, the Company sold 401,449 shares of its common stock to a third party at a purchase price formula that discounted the per share closing price of the Company’s common stock on the date of the agreement by 50% and increased that product by $.07.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       During the second quarter of 2005 a definitive proxy was filed with the SEC and the proxy was mailed to shareholders of record of April 22, 2005. The following items are being presented for vote:

The Annual Meeting of Shareholders (the "Annual Meeting") of Ness Energy International, Inc. (the "Company") will be held at the Company's offices, 4201 E I-20 Service Road, Willow Park, Texas 76087 on Tuesday, May 31, 2005 at 9:00 a.m., local time, for the following purposes:

I.	Elect three directors of the Company to hold office until their respective successors shall have been duly elected and qualified;
II.
Amend the Certificate of Incorporation of the Company to increase the number of shares of common stock, No par (the "Common Stock"), that the Company is authorized to issue from time to time from 200 million to 500 million shares;

III.	Ratify the appointment of Whitley Penn as the independent registered public accounting firm of the Company for the year ending December 31, 2005; and
IV.	Transact such other business as may properly come before the Annual Meeting and any adjournment thereof.

   The Board of Directors has set April 22, 2005 as the record date for the Annual Meeting. Only shareholders of record at the close of business on the record date will be entitled to notice of and to vote at the Annual Meeting.

ITEM 5. OTHER INFORMATION

                         None.

ITEM 6. EXHIBITS

                        Exhibits.

                      Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005	Ness Energy International, Inc. BY: /S/ Sha Stephens —————————————— Sha Stephens President (principal executive officer)

Dated: May 13, 2005	Ness Energy International, Inc. BY: /S/ Judson F. Hoover —————————————— Judson F. Hoover Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated May 13, 2005.

31.2	Certification of CFO pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated May 13, 2005.

32.1	Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.