Form 10QSB
period 2005-08-19
NESS ENERGY INTERNATIONAL INC /NV/
filed 2005-08-19
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Washington [Missing Graphic Reference]	91-1067265 [Missing Graphic Reference]
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 12, 2005, the Registrant had 165,519,949 shares of common stock issued and outstanding, of which 1,268,971 shares are held in reserve by the transfer agent.

Transitional Small Business Disclosure Format (check one):

    Yes [  ] No [X]

PART I  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share amounts)
June 30, 2005
(Unaudited)

Assets
Current Assets:
Cash	$231
Accounts receivable - trade	443
Accounts receivable - related parties	6
Investments - available for sale	3
Other current assets	10

Total Current Assets	693
Property and Equipment:
Property and equipment, net	1,773
Oil and gas properties - full cost method:
Oil and gas properties, unproved	2,526
Oil and gas properties, proved	13,211

Total oil and gas properties	15,737
Less accumulated depreciation and depletion	(163)

Net oil and gas properties	15,574

Total Property and Equipment	17,347
Goodwill	3,760

Total Assets	$21,800

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,143
Accounts payable - related parties	1,595
Current portion - long term debt	44

Total Current Liabilities	2,782
Asset retirement obligations, non-current	92
Long-term debt	136
Contingencies	--
Stockholders' Equity:
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 500,000,000 shares authorized, 160,776,865 shares issued
and outstanding	35,695
Accumulated deficit	(16,908)
Accumulated other comprehensive income	3

Total Stockholders' Equity	18,790

Total Liabilities and Stockholders' Equity	$21,800

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, except share and per share amounts)
(Unaudited)
	Three Months Ended June 30, 2005 [Missing Graphic Reference]	Three Months Ended June 30, 2004 [Missing Graphic Reference]	Six Months Ended June 30, 2005 [Missing Graphic Reference]	Six Months Ended June 30, 2004 [Missing Graphic Reference]
Revenues:
Oil and gas revenues	$504	$70	$1,863	$106

Cost of Revenues:
Cost of revenue - oil and gas operations:
Lease operating expenses	63	43	101	51
Production taxes	5	5	7	7
Compression expenses	--	1	--	5
Depreciation and depletion	65	37	101	110

Total Cost of Revenues	133	86	209	173

Gross Profit (Loss)	371	(16)	1,654	(67)

General and administrative expenses	760	674	1,742	1,342

Operating Loss	(389)	(690)	(87)	(1,409)
Other Income (Expense):
Interest expense	(3)	(3)	(5)	(26)
Impairment of investments - available for sale	--	--	--	(792)
Other income:	--	12		11

Total other income (expense)	(3)	9	(5)	(807)

Loss Before Income Taxes	(392)	(681)	(92)	(2,216)
Income Taxes	--	--	--	--

Net Loss	(392)	(681)	(92)	(2,216)

Other comprehensive loss, net of tax:
Unrealized loss on investments available for sale	(7)	--	(7)	(58)

Comprehensive Loss	$(399)	$(681)	$(99)	$(2,274)

Net Loss Per Weighted Average Share:
Loss Before Income Taxes	$(.00)	$(.01)	$(.00)	$(.02)
Income Taxes	--	--	--	--

Net Loss	$(.00)	$(.01)	$(.00)	$(.02)

Weighted Average Shares Outstanding	159,897,448	120,231,094	156,252,771	111,139,181

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share data)
Six Months Ended June 30,
(Unaudited)
	2005 [Missing Graphic Reference]	2004 [Missing Graphic Reference]
Cash Flows From Operating Activities
Net loss	$(92)	$(2,216)
Adjustments to reconcile net loss to net cash provided by operating activities: Depreciation and depletion	101	110
Accretion of interest on asset retirement obligations	4	--
Stock issued for services	1,189	1,672
Changes in operating assets and liabilities: Accounts receivable - trade	(349)	(22)
Accounts receivable - related parties	86	(48)
Other current assets	3	(12)
Accounts payable and accrued expenses	195	140
Accounts payable - related parties	273	395
Asset retirement obligations	--	46

Net cash provided by operating activities	1,410	65
Cash Flows From Investing Activities
Capital expenditures	(1,577)	(1,078)

Cash Flows From Financing Activities
Proceeds from debt - related party	--	465
Proceeds from other long term debt	--	150
Repayments on long term debt	(29)	(18)
Net cash acquired in business combination	--	27
Proceeds received from sale of common stock	324	124

Net Cash Provided by Financing Activities	295	748

Net Change in Cash	128	(265)
Cash at Beginning of Period	103	356

Cash at End of Period	$231	$91

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-QSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

(a)        Comparison of the three month periods ended June 30, 2005, and 2004.
Revenues

Oil and gas revenues for the three month period ended June 30, 2005 were $504,000 as compared to $70,000 for the same period in 2004. The significant increase in revenues is due mainly to well management services delivered, increased number of wells now producing, and to a much lesser degree, increases in natural gas, and oil prices.

The operating loss for the three months ended June 30, 2005 was $389,000 as compared to a loss of $690,000 for the same period in 2004. The operating loss decreased primarily due to increased revenues, and to a smaller extent, continued controls over general and administrative expenses.

Cost of Revenues

Costs oil and gas revenues for the three month period ended June 30, 2005 increased $47,000 to $133,000 as compared to $86,000 for the corresponding period ended June 30, 2004. This increase is the result of increased lease operating expenses and increased depletion costs (a noncash expense) due to increased volume.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2005 were $760,000, an $86,000 increase over $674,000 for the corresponding period in 2004. This increase is the result of the Company’s continued efforts to expand our well management services, and was slightly offset by management’s emphasis on expense controls.

Depreciation and Depletion

Depreciation and depletion increased by $28,000 to $65,000 for the three months ended June 30, 2005. This increase was caused by improved production performance, that was offset by a reduced depletion rate in 2005.

Net Loss

We had a net loss for the three months ended June 30, 2005 of $392,000 compared to a net loss of $681,000 for the same period ended June 30, 2004 for a ($0.00) and ($0.01) net loss per weighted average share, respectively. The decrease in the loss is primarily due to increased well management income.

Results of Operations

(b)	Comparison of the six month periods ended June 30, 2005, and 2004.

Revenues

Oil and gas revenues for the six month period ended June 30, 2005 were $1,863,000 as compared to $106,000 for the same period in 2004. The significant increase in revenues is due mainly to well management services delivered, the increased number of wells now producing, and to a much lesser degree, increases in natural gas, and oil prices.

The operating loss for the six months ended June 30, 2005 was $87,000 as compared to a loss of $1,409,000 for the same period in 2004. The operating loss is reduced primarily due to increased revenues, and to a smaller extent, continued controls over general and administrative expenses, that rose at a rate significantly less than the rise in revenues.

Cost of Revenues

Cost of oil and gas revenues for the six month period ended June 30, 2005 increased $36,000 to $209,000 as compared to $173,000 for the corresponding period ended June 30, 2004. This increase is the result of increased production generating increased lease operating expenses. Depletion for 2005 is up due to increased production, which is still at a rate lower than 2004.

General and Administrative Expenses

Administrative expenses for the six months ended June 30, 2005 were $1,742,000, a $400,000 increase from $1,342,000 for the corresponding period in 2004. This increase is the result of our continued efforts to expand our well management services, and was slightly offset by management’s emphasis on expense controls.

Depreciation and Depletion

Depreciation and depletion decreased by $9,000 to $101,000 for the six months ended June 30, 2005. This decrease was caused by a reduced depletion rate in 2005 versus the 2004 rate. This reduced rate was offset by increased production.

Net Loss

We had a net loss for the six months ended June 30, 2005 of $92,000 compared to a net loss of $2,216,000 for the same period ended June 30, 2004 for a ($0.00) and ($0.02) net loss per weighted average share, respectively. The improvement in loss amounts is primarily due to increased revenue from well management services.

Liquidity and Capital Resources

We require additional capital resources in addition to re-invested earnings in order to undertake the continued expansion of our current production base. To that end, we are currently carrying on conversations with potential investors. We plan to continue to raise capital through the private placement of our common stock, debt, and, possibly through the public sale of our securities. Management intends to use the proceeds from the issuance of debt or any equity sales to further develop oil and gas reserves in the United States and in Israel. We believe that these actions will enable us to carry out our business plan.

As of June 30, 2005, the our current liabilities exceeded our current assets by $2,089,000 and we had a net loss of $92,000 for the six months ended June 30, 2005 as well as net losses experienced in the previous years. Although we have increased our negative working capital position by $87,000 in the first half of 2005 and although we have an accumulated deficit of $16,908,000 at June 30, 2005, total stockholders’ equity was $18,790,000. Additionally, we are currently in negotiations with certain lending institutions to secure additional funding for its production base. Current operational cash flow continues to grow as production volumes expand, and commodity prices received by the Company increase. To a lesser extent, management is continuing to focus on reducing our expense items. In conjunction with these efforts, management believes that we will be able to reverse the negative trends mentioned above within reasonable periods of time. However we can provide no assurance that we will be able to obtain sufficient funding or generate sufficient cash flows to fund our operations.

Forward-Looking Statements

The preceding discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may materially differ from actual results.

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	exploration, development and drilling plans;

•	future general and administrative expenses;

•	future growth;

•	future exploration;

•	future geophysical and geological data;

•	generation of additional properties, reserves;

•	new prospects and drilling locations;

•	future capital expenditures;

•	sufficiency of working capital;

•	ability to raise additional capital;

•	projected cash flows from operations;

•	outcome of any legal proceedings;

•	drilling plans,

•	timing or results of any wells;

•	interpretation and results of seismic surveys or seismic data;

•	future production or reserves;

•	lease options or rights;

•	participation of operating partners;

•	continued receipt of royalties; and

•	any other statements regarding future operations, financial results, opportunities, growth, business plans and strategies.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of certain members of the our management, including our Chief Executive Officer and Chief Financial Officer, the we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of the end of the period ended June 30, 2005, with respect to communicating to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report in a timely manner.

     Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by acts of individuals. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

                        From time to time, we are involved in disputes and other legal actions arising in the ordinary course of business. In management’s opinion, none of these disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        Equity Securities Sold Without Registration

The following securities were sold without registration under the Securities Act during the three months ended June 30, 2005:

(1)
In April 2005, the we sold 94,500 shares of its common stock to qualified investors at a purchase price formula that discounted the per share closing price of our common stock on the date of the agreement by 50% and increased that product by $.07. These transactions generated proceeds of $14,000.

(2)
In April 2005, we issued 133,224 shares of our common stock to employees as part of their employment agreements, in a formula prescribed by those agreements. Such issued shares generated a recognized expense of $8,000 to our financial statements.

(3)
In April 2005, we issued 2,954,500 shares of its common stock to outside consultants for services provided to our company. Such issuance was prescribed by separate consulting agreements, and passed by a resolution of the board of directors. Such issued shares generated a recognized expense of $735,000.

(4)
In May 2005, we issued 100,000 shares of its common stock to members of the board of advisors for services provided to our company. Such issuance was prescribed by agreement, and passed by a resolution of the board of directors. Such issued shares generated a recognized expense of $11,000.

(5)
In June 2005, we issued 440,544 shares of its common stock to outside consultants for services provided to our company. Such issuance was prescribed by separate consulting agreements, and passed by a resolution of the board of directors. Such issued shares generated a recognized expense of $14,000.

(6)
In June 2005, we issued 181,070 shares of our common stock to employees as part of their employment agreements, in a formula prescribed by those agreements. Such issued shares generated a recognized expense of $6,000 to our financial statements.

(7)
In June 2005, the Company sold 2,160,125 shares of its common stock to qualified investors at a purchase price formula that discounted the per share closing price of the Company’s common stock on the date of the agreement by 50% and increased that product by $.07. These transactions generated proceeds of $2,160,000.

General Information

All of the above noted shares were issued directly by us, and we paid no commissions or fees in connection with any of these transactions. We gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that was necessary to verify the accuracy of information furnished; the we advised the purchaser of the limitations on resale, and neither the we nor any person acting on our behalf , to our knowledge, sold the securities by any form of general solicitation or general advertising; and/or the we exercised reasonable care to assure that the purchasers of the securities were not underwriters. Based on the foregoing we relied on Section 4(2) of the Securities Act of 1933, as amended, for the non-public sale of these restricted securities.

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

Dated: August 19, 2005	Ness Energy International, Inc. BY: /S/ Sha Stephens —————————————— Sha Stephens President (principal executive officer)

Dated: August 19, 2005	Ness Energy International, Inc. BY: /S/ Judson F. Hoover —————————————— Judson F. Hoover Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

10.1
Employment Agreement between Cary Hughes and Ness Energy International, Inc. dated June 4, 2005 (filed as Exhibit 10 to Ness Energy International, Inc.’s current report on Form 8-K on June 22, 2005 and incorporated herein by reference).

31.1	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated August 19, 2005.

31.2	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated August 19, 2005.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.