Form 10-Q
period 2005-09-30
NESS ENERGY INTERNATIONAL INC /NV/
filed 2005-11-29
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

As of November 28, 2005, the Registrant had 167,241,928 shares of common stock issued and outstanding, of which 1,768,971 shares are held in reserve by the transfer agent.

Transitional Small Business Disclosure Format (check one):
    Yes [  ] No [X]

PART I  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2005
(In thousands, except share amounts)
(Unaudited)

Assets
Current Assets:
Cash	$54
Accounts receivable - trade	2,141
Accounts receivable - related parties	2
Investments - available for sale	3
Other current assets	183
Total Current Assets	2,383
Property and Equipment:
Property and equipment, net	1,715
Oil and gas properties - full cost method:
Oil and gas properties, unproved	3,270
Oil and gas properties, proved	13,218
Total oil and gas properties	16,488
Less accumulated depreciation and depletion	(169)
Net oil and gas properties	16,319
Total Property and Equipment	18,034
Goodwill	3,760
Total Assets	$24,177
Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$2,558
Accounts payable - related parties	1,669
Current portion - long term debt	44
Total Current Liabilities	4,271
Asset retirement obligations, non-current	90
Long-term debt	137
Contingencies	--
Stockholders' Equity:
Preferred stock, $0.10 par value, 10,000,000 shares authorized, none issued	--
Common stock, no par value, 500,000,000 shares authorized, 161,085,080 shares issued
and outstanding	35,718
Accumulated deficit	(16,042)
Accumulated other comprehensive income	3
Total Stockholders' Equity	19,679
Total Liabilities and Stockholders' Equity	$24,177

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenues:
Oil and gas revenues	$157	$83	$2,020	$189
Cost of Revenues:
Lease operating expenses	34	14	135	65
Production taxes	7	6	14	13
Compression expenses	--	1	--	5
Depreciation and depletion	42	42	143	152
Total Cost of Revenues	83	63	292	235
Gross Profit (Loss)	74	20	1,728	(46)
General and administrative expenses	574	817	2,316	2,086
Operating Loss	(500)	(797)	(588)	(2,132)
Other Income (Expense):
Interest expense	(4)	(3)	(9)	(29)
Gain on sales of oil and gas properties held for investment	1,371	397	1,371	397
Other income	--	2	--	13
Total other income	1,367	396	1,362	381
Income (Loss) Before Income Taxes	867	(401)	774	(1,751)
Income Taxes	--	--	--	--
Net Income (Loss)	$867	$(401)	$774	$(1,751)
Basic and Diluted Income (Loss) Per Weighted Average Common Share:	$.00	$(.00)	$00	$(.01)
Weighted Average Common Shares Outstanding	160,930,973	125,892,965	157,383,642	121,427,679

Comprehensive income (loss) for the three months ended September 30, 2005 and 2004 was $867,000 and $(404,000), respectively. Comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 was $767,000 and $(1,813,000), respectively. Included in comprehensive income (loss) is the change in investment securities available for sale and net income (loss).

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(In thousands)
(Unaudited)

	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$774	$(1,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Depreciation and depletion	143	152
Gain on sales of oil and gas properties held for investment	(1,371)	(397)
Accretion of interest on asset retirement obligations	4	--
Stock issued for services	1,189	749
Changes in operating assets and liabilities: Accounts receivable - trade	53	325
Accounts receivable - related parties	90	(53)
Other current assets	(170)	(62)
Accounts payable and accrued expenses	881	640
Accounts payable - related parties	347	259
Asset retirement obligations	(2)	52
Net cash provided by (used in) operating activities	1,938	(86)
Cash Flows From Investing Activities
Net cash acquired in business combination		27
Capital expenditures	(2,306)	(2,739)
Proceeds from the sales of oil and gas properties	--	1,603
Net cash used in investing activities	(2,306)	(1,109)

Cash Flows From Financing Activities
Proceeds from debt - related party	--	495
Proceeds from other long term debt	--	440
Repayments on long term debt	(28)	(24)
Proceeds received from sales of common stock	347	132
Net cash provided by financing activities	319	1,043

Net Change in Cash	(49)	(152)
Cash at Beginning of Period	103	356

Cash at End of Period	$54	$204

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Results of Operations

(a)        Comparison of the three month periods ended September 30, 2005 and 2004.

Revenues

Revenues for the three month period ended September 30, 2005 were $157,000 as compared to $83,000 for the same period in 2004. The increase in revenues is mainly due to increases of 38% or better in natural gas, and oil prices, which increased from an average price of $4.35 per MCF to $6.01 per MCF. There were no oil sales during 2004; however during 2005 average oil prices sold were $57.36 for the third quarter of 2005.

The operating loss for the three months ended September 30, 2005 was $500,000 as compared to a loss of $796,000 for the same period in 2004. The improvement in operating loss was primarily due to the continued controls over general and administrative expenses, as well as the increase in prices mentioned above.

Cost of Revenues

Cost of oil and gas revenues for the three month period ended September 30, 2005 increased $20,000 to $83,000 as compared to $63,000 for the corresponding period ended September 30, 2004. This increase is the result of increased lease operations with additional wells.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2005 were $574,000, a $243,000 decrease from $817,000 for the corresponding period in 2004. This decrease of approximately 30% is the result of the Company’s continued emphasis on expense controls.

Other Income (expense)

Other income increased from approximately $396,000 for the three months ended September 30, 2004, to approximately $1,367,000 for the three months ended September 30, 2005 as a result of the sale of the oil and gas properties held for investment. Effective September 30, 2005, we sold the remaining interests in certain lease properties that were initially sold during the same quarter of 2004. The remaining interests were sold to Jay Petroleum. The sales price of $2,100,000 was reduced by accrued expenses of $729,000. The Purchase and Sale Agreement provides for additional revenues from the drilling of wells in the area of acreage sold in the amount of approximately $18,000 per well, with a projected 79 additional wells. These additional revenues are estimated to provide another $1,400,000, to be remitted by the buyer upon commencement of each well drilled in the area of mutual interest.

Net Income (Loss)

We had net income for the three months ended September 30, 2005 of $867,000 compared to a net loss of $401,000 for the same period ended September 30, 2004 both of which approximated $0.00 per weighted average common share.

(b)	Comparison of the nine month periods ended September 30, 2005 and 2004.

Revenues

Revenues for the nine month period ended September 30, 2005 were $2,020,000 as compared to $189,000 for the same period in 2004. The increase in revenues is mainly due to increases of 25% or better in natural gas, and oil prices, which increased from an average price of $5.33 per MCF to $6.68 per MCF. There were no oil sales during 2004; however during 2005 average oil prices sold were $55.05 for the three quarters of 2005. Increases were also due to well management services provided and an additional 6 wells which are now producing.

The operating loss for the nine months ended September 30, 2005 was $588,000 as compared to an operating loss of $2,132,000 for the same period in 2004. The improvement is due to increased revenues, and to a smaller extent, continued controls over general and administrative expenses, causing such expenses to rise at a rate significantly less than the rise in revenues.

Cost of Revenues

Costs of oil and gas revenues for the nine month period ended September 30, 2005 increased $57,000 to $292,000 as compared to $235,000 for the corresponding period ended September 30, 2004. This increase is the result of an increase in production of over 100%, generating increased lease operating expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2005 were $2,316,000, a $230,000 increase from $2,086,000 for the corresponding period in 2004. This increase is the result of our continued efforts to expand our well management services, and was slightly offset by management’s emphasis on expense controls. Management was able to reduce outside professional fees by approximately $300,000. This decrease was offset by increased employee costs of approximately $150,000, travel costs of $150,000, and business advertising of $100,000, as we pursue well management services.

Depreciation and Depletion

Depreciation and depletion decreased by $9,000 to $143,000 for the nine months ended September 30, 2005. This decrease was caused by a reduced depletion rate in 2005 versus the 2004 rate, partially offset by increased production.

Other Income (expense)
Other income increased from approximately $381,000 for the nine months ended September 30, 2004, to approximately $1,362,000 for the nine months ended September 30, 2005 as a result of the sale of the oil and gas properties held for investment as discussed above.

Net Income (Loss)

We had net income for the nine months ended September 30, 2005 of $774,000 compared to a net loss of $1,751,000 for the same period ended September 30, 2004 for a $0.00 net income and $(0.01) net loss per weighted average common share, respectively. The improvement in income is primarily due to the gain on the sale of oil and gas properties held for investment purposes, and well management services in 2005.

Liquidity and Capital Resources

We will require additional capital resources in addition to re-invested earnings in order to undertake the continued expansion of our current production base. To that end, we are currently carrying on conversations with potential investors. We plan to continue to raise capital through the private placement of our common stock, and/or debt, and possibly through the public sale of our securities. Management intends to use the proceeds from the issuance of debt or any equity sales to further develop oil and gas reserves in the United States and in Israel. We believe that these actions will enable us to carry out our business plan.

We have experienced net losses in previous years and as of September 30, 2005 our current liabilities exceeded our current assets by $1,888,000. Although we have an accumulated deficit of $16,042,000 as of September 30, 2005, our total stockholders’ equity approximates $19,679,000, we improved our negative working capital position by $114,000, and we have achieved net income of $774,000 in the first nine months of 2005. Also, $1,669,000 of current liabilities at September 30, 2005 is with related parties, who have a vested interest in our continuation. Additionally, we are currently in negotiations with certain lending institutions to secure additional funding for our production base. Current operational cash flow continues to grow as production volumes expand and commodity prices received by the Company increase. To a lesser extent, management is continuing to focus on reducing our expense items. In conjunction with these efforts, management believes that we will be able to reverse the negative trends mentioned above within reasonable periods of time. However, we can provide no assurance that we will be able to obtain sufficient funding or generate sufficient cash flows to fund our operations.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	exploration, development and drilling plans;

•	future general and administrative expenses;

•	future growth;

•	future exploration;

•	future geophysical and geological data;

•	generation of additional properties and reserves;

•	new prospects and drilling locations;

•	future capital expenditures;

•	sufficiency of working capital;

•	ability to raise additional capital;

•	projected cash flows from operations;

•	outcome of any legal proceedings;

•	drilling plans;

•	timing or results of any wells;

•	interpretation and results of seismic surveys or seismic data;

•	future production or reserves;

•	lease options or rights;

•	participation of operating partners;

•	continued receipt of royalties; and

•	commodity prices;

•	any other statements regarding future operations, financial results, opportunities, growth, business plans and strategies.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of the end of the period ended September 30, 2005, with respect to communicating to them and other members of management responsible for preparing periodic reports, all material information required to be disclosed in this report in a timely manner.

     Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by acts of individuals. There were no changes in our internal control over financial reporting that occurred since the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                        From time to time, we are involved in disputes and other legal actions arising in the ordinary course of business. In management’s opinion, none of these disputes or legal actions is expected to have a material impact on our consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                        Equity Securities Sold Without Registration

The following securities were sold without registration under the Securities Act during the three months ended September 30, 2005:

(1)
In July 2005, we sold 2,500 shares of our common stock to qualified investors at a purchase price formula that discounted the per share closing price of our common stock on the date of the agreement by 50% and increased that product by $.07. These transactions generated proceeds of $500.

(2)
In August 2005, we sold 285,715 shares of our common stock to qualified investors at a purchase price formula that discounted the per share closing price of our common stock on the date of the agreement by 50% and increased that product by $.07. These transactions generated proceeds of $20,000.

(3)
In September 2005, we sold 20,000 shares of our common stock to qualified investors at a purchase price formula that discounted the per share closing price of our common stock on the date of the agreement by 50% and increased that product by $.07. These transactions generated proceeds of $2,000.

General Information

All of the above noted shares were issued directly to the purchasers by us, and we paid no commissions or fees in connection with any of these transactions. We gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that was necessary to verify the accuracy of information furnished; we advised the purchaser of the limitations on resale, and neither we nor any person acting on our behalf, to our knowledge, sold the securities by any form of general solicitation or general advertising; and/or we exercised reasonable care to assure that the purchasers of the securities were not underwriters. Based on the foregoing we relied on Section 4(2) of the Securities Act of 1933, as amended, for the unregistered sale of these restricted securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

               None.

ITEM 6. EXHIBITS

              Exhibits included or incorporated herein by reference are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 29, 2005	Ness Energy International, Inc. BY: /S/ Sha Stephens —————————————— Sha Stephens President (principal executive officer)

Dated: November 29, 2005	Ness Energy International, Inc. BY: /S/ Judson F. Hoover —————————————— Judson F. Hoover Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 29, 2005.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 29, 2005.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.