Form 10KSB
period 2005-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-04-17
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

              (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

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

Common Stock, No Par Value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act  [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Page1of 39

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).Yes[] No[X]

Issuer had revenues of $2,382,000 for the year ended December 31, 2005.

As of March 30, 2006, there were 171,621,855 outstanding shares of the issuer's Common Stock, no par value. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $23,038,184. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

        Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Additionally, we are also incorporating by reference Items 9-12 of Part III hereof from the issuer’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer’s 2005 annual meeting of stockholders, are incorporated by reference in Items 9-12 of Part III hereof.

Table of Contents

Page2of 39

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Ness Energy International, Inc. (with it subsidiaries “Ness” or the “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979 as Kit Karson Corporation. Ness’s corporate offices are located at 4201 I-20 East Service Road, Willow Park, Texas, 76087.

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

During 2005 The Company continued to focus its efforts primarily on the Gulf Coastal Plains of South Texas. The Company’s activity was centered primarily in Dewitt, Lavaca and Karnes Counties, where we acquired approximately 1000 additional mineral acres, bringing our total acreage position to approximately 2500 acres, on which exploration and production activities are planned.

The Company began re-entry programs on a total of four wells, with one successful completion in what is likely to be a new producing field, in which much of the additionally acquired acreage is situated. We began a workover program on one well that was previously producing, and anticipate another re-work on an additional producing well in the near future. These re-works are anticipated to yield an approximate 100% increase in existing production for these wells, as well as reduced overhead.

We have three wells in South Texas that we anticipate completing in the second quarter of 2006. We currently have plans for at least three additional re-entries in 2006, as well as the probability of one new drill project.

Current Business Plans and Pursuits

The Company is directing its efforts to the development and commercial exploitation of oil and gas wells that it presently holds an interest in, as well as developing opportunities for cooperation with companies that possess established cash flow, and those that own existing well bores with multiple zones of interest yet to be exploited. These candidates must also possess additional acreage for in-field drilling and should preferably be located in areas of the country that have a proven track record of long-lived reserves.

Page3of 39

Israel

The Company is dedicated exploring and locating untapped petroleum resources in Israel. In July 2003, the Company completed a purchase in Israel, through Ness Israel, of equipment for oil and gas exploration and production, including recovery. The equipment includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, a large truck, piping, and pumps. The purchase price was $118,000. The equipment is stored in Israel. The Company utilizes these items in its effort to develop and exploit the Israel properties. The Company is currently in its ramp-up to the exploitation of the Israeli interests and is engaged in completing the required engineering, and administrative work. The Company has, through its subsidiary Ness of Israel, sold to Modi'in Partnership one half of their license in Zohar, and retains a 50% interest in the license. Ness of Israel is currently selling this 50% interest in a public offering being undertaken by Modi'in Partnership. In 2005, Ness Energy spent $44,000 on the expansion of well operations in Israel. We expect to have positive results from this in the first half of 2006.

Israel Background

Although Israel contains much of the same type of hydrocarbon formations normally present as a pre-cursor to the detection of oil reserves, in the remainder of the productive Middle Eastern countries, geo-politics has played a major role in the non-exploration of potential oil resources in Israel. Nevertheless, there is no evidence of commercial hydrocarbon productivity in the specific geographic area of the Company’s interest, though some evidence exists in the region.

By 1980 22 wells had been drilled, by others, in this region of Israel. Of these 22 wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant with valid tests having been conducted on the geological premise. Since 1980, more than 17 wells have been drilled and at least 11 of those have produced free oil. In one area alone, the Heletz Field, 18 million barrels of oil have been recovered. In the last ten years, more seismic, magnetic and gravity surveys have been run by third parties, though none conclusively confirm oil is present.

Domestic

Ness had 23 wells producing revenues in 2005, of which 3 were in South Texas, and 20 were in North Texas, with approximately 8,966 acres of additional land available, to pursue additional drilling operations. The Company is pursuing the approximately 24 million dollars that is believed to be necessary for the development of these wells., through both public and private sources. This includes, but not limited to debt, investment partnerships, and other potentially none traditional methods. The potential domestic production of these wells when producing, is expected to exceed 11,116,568 Equivalent Barrels of Oil, as cited in the Company’s Reserve Reports.

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

Page4of 39

PROVED RESERVES POSITION

In Israel, the Company has the drilling rights, either directly, or indirectly, to 353,800 SKM. Ness is currently expanding efforts to satisfy, engineering and licensing requirements on the Med Ashdod, Nir-AM, Beeri, and Zohar leases. Additionally, Ness has entered into operator agreements with Modi’in Management, a Ness subsidiary. In 2005 Ness of Israel sold 50% of its license in the Zoham field to Modi'in Limited Partnership. This partnership is managed by Modi'in Management, which is 90% owned by Ness of Israel. Ness by and through its subsidiaries, owns approximately 15% of Modi-in Partnership.

Domestically, as of December 31, 2005, the Company’s future net cash flows has been estimated by Yeager Engineering, an independent engineer consultant in oil and gas technology, to be approximately $379,497,000. This compares to $147,535,000 as of December 31, 2004. The increase, in excess of 157% from 2004, is the result of, but not limited to, strategic acquisitions, revisions on previous quantity estimates, and higher oil and natural gas prices.

	2005	2004	Change %
Future net cash flows	379,497,000	147,535,000	157%
Standardized measure of discounted future net cash flows	209,690,000	69,242,000	203%

For the year ended December 31, 2005, the Company’s proved oil reserves increased approximately 165,000 bbls from 257,000 bbls to 422,000 bbls. The Company’s proved gas reserves increased from approximately 32,323,000 MCF to 64,170,000 MCF. The increase in reserves is primarily attributable to the previously mentioned acquired properties. These numbers are estimates, and may vary from the actual production due to many variables, (please see: Certain Factors Affecting Future Results).

Customers and Distribution Methods

The Company primarily delivers natural gas and oil products to the market. The Company is pursuing plans to expand of offering its well management services. The Company cannot, on its own, deliver products to the consumer. The Company sells it products to intermediaries, who either have, or have access to, consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require, other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to eight customers, with CrossTex Energy Corporation being the largest one accounting for approximately 47% of total revenues.

Page5of 39

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company has chosen to early adopt SFAS No. 123(R) effectuve January 1, 2006, using the modified prospective approach.

OPERATIONS AND POLICIES

The Company has 8 full-time employees, including the Company’s President and CEO, Sha Stephens. The Company also hires outside professional consultants to handle certain additional aspects of the Company’s business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

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

Foreign Taxes and United States Tax Credits

Ness’s income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the “Code”). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in Ness’s taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed. As of December 31, 2005, Ness has not had any federal income tax liabilities, and does not foresee any liability in the current period. Although, Ness cannot predict the future tax regulations of either domestic or foreign governments, such changes could impact the Company both negatively, or positively, and such impact cannot be anticipated.

Page6of 39

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

“Bbls” means barrels of oil.

“EBO” means equivalent barrels of oil. Equivalent barrels of oil equals 6MCF for each 1EBO, and 1 Barrel of oil equals 1 EBO.

"DD&A" means Depreciation, Depletion and Amortization.

“FNI” is Future Net Income. This is calculated by guidelines from the Securities and Exchange Commission (SEC) applied to engineering reports of the potential future cash flows from well production, and after, which may or may not be, significant assumptions as to price, expenses, time tables, and capital requirements.

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

Page7of 39

“MCF” or “MCFG” means thousand cubic feet and million cubic feet of gas, respectively.

"NetProduction" means production after compression charges.

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

Forward-Looking Statements.

THE FOLLOWING DISCUSSION AND EXPOSITIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-KSB. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE CERTAIN STATEMENTS MAY MATERIALLY DIFFER FROM ACTUAL RESULTS.

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

Page8of 39

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

Page9of 39

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

THE AMOUNT OF INSURANCE WE CARRY MAY NOT BE SUFFICIENT TO PROTECT US

We, our partners, co-venturers, and well operators maintain general liability insurance that we believe is adequate for our level of operations, but it may not cover all future claims. If a large claim is successfully asserted against us, we might not be covered by insurance, or it might be covered but cause us to pay much higher insurance premiums or a large deductible or co-payment. Furthermore, regardless of the outcome, litigation involving our operations or even insurance companies disputing coverage could divert management’s attentions and energies away from operations. The nature of the oil and gas business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to us.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL

We believe that the oil and gas exploration and development and related management experience of our key personnel is important to our success. The active participation in the Company of our President, Sha Stephens, and certain key executives is a necessity for our continued operations. We do not carry key person life insurance on any of our key personnel. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. The Company has plans to continue to provide employment contracts with these key executives, and provide other benefits that may be in the best interest of the Company. Although we hope to secure our key executives with employment agreements as soon as possible we cannot assure that we will be able to continue to do so.

Page10of 39

OUR ESTIMATED RESERVES HAVE RISKS

Estimating our proved reserves involves many uncertainties, including factors beyond our control. This annual report on Form 10-KSB for 2005 contains estimates of our oil and natural gas reserves and the future cash flow to be realized from those reserves for years 2005 and 2004, as prepared by our independent engineer consultant in oil and gas technology. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves since petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows from them are based upon a number of variable factors and assumptions including:

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

Our expected future capital requirements may be effected by Capital is available under certain conduits that would lend themselves to tax preference items under the Code. This may, to some degree, effect, or affect the capital costs of the Company. Changes in the Code could have either a positive or negative impact on the Company.

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

THE MARKET FOR OUR STOCK IS HIGHLY VOLATILE

Our stock is currently traded on the OTC Bulletin Board. Consequently, our shares trade in a volatile manner. Under current rules our stock may continue to be listed on the OTC Bulletin Board as long as we continue to file our reports with the SEC. Investor interest in the Company’s common stock may not maintain an active or liquid trading market. The market price of the Company’s common stock has fluctuated in the past and may continue to be volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for the Company’s stock has fluctuated widely and may continue to for reasons that may be unrelated to business or results of operations. General economic, market, and political conditions could also materially and adversely affect the market price of the Company’s common stock and investors may be unable to resell their shares of common stock at or above their purchase price.

Page11of 39

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Offices

The Company owns one office building on one-half acre of land in Willow Park, Texas. In addition, the Company owns one office building and storage facility on 11.4 acres of land in Willow Park, Texas The mortgage balance on this property as of December 31, 2005 was approximately $86,000. The Company also owns one office unit in a building in Netanya Israel.

Oil and Gas Lease Interests

Ness does not own the land on which it has the working interests. The Company has the rights to the minerals contained in the land, primarily potential oil and gas. (See Below; “Schedules of Oil and Gas Operations”).

During 2005, Ness received no royalties from any lease rights or working interests, in our Israeli operations

Ness owns, and operates working interests primarily in two ares:

                              •  North Texas, primarily in Caly, Jack, Palo Pinto, Parker, and Erath Counties of Texas

•	South Texas re-entry wells, primarily in Dewitt and Lavaca Counties of Texas.

Production
(2) Production	2003		2004		2005
Natural Gas Per MCF
North Texas	Price	Production	Price	Production	Price	Production
A) Average sales price	$4.48	24,029	$4.62	48,360	$6.70	59,509
B) Average production cost	$1.36		$3.76		$1.95
South Texas
A) Average sales price	--	--	$4.57	15,480	$6.06	58,216
B) Average production cost	--		$0.96		$1.68
Oil per Barrel
North Texas
A) Average sales price	--	--	$43.57	438	$52.05	247
B) Average production cost (1)	--	--	--	--	--	--
South Texas
A) Average sales price	--	--	--	--	$52.28	523
B) Average production cost (1)	--	--	--	--	--	--
(1) Oil production is a derivative product and therefore, production costs are assigned to gas production only.

Reserves Reported to Other Agencies

No reserves were reported to other federal agencies.

Page12of 39

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2005

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	Standardized measure of discounted future net cash flows	Projected Additional Investment
Proved Producing
North Texas	20	16	5,030	3,823	$ 5.56	$ 615,000	$ --
South Texas Reentry	3	2	368	368	5.56	2,582,000	54,000
Subtotal	23	18	5,398	4,191	$ 5.56	$ 3,197,000	$ 54,000

Proved Nonproducing
North Texas	--	--	7,366	7,366	--	$ 74,228,000	$ 4,081,000
South Texas Reentry	--	--	290	290	--	132,265,000	20,290,000
Subtotal	--	--	7,656	7,656	--	206,493,000	24,371,000
Company Total	23	18	13,054	11,847	$ 5.56	$209,690,000	$ 24,425,000

The reserve data represents only estimates that are based on subjective determinations. Accordingly, the estimates are expected to change, as additional information becomes available. Further, estimates of gas reserves, of necessity, are projections based on engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced. Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods. As provided in the Company’s Reserve report for December 31, 2005.

Page13of 39

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in disputes and other legal actions arising in the ordinary course of business. In management’s opinion, none of these disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

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

Per Share Common Stock Bid Prices by Quarter For the Year Ended December 31, 2005:

	High	Low
Quarter Ended December 31, 2005	$ 0.25	$ 0.15
Quarter Ended September 30, 2005	$ 0.28	$ 0.13
Quarter Ended June 30, 2005	$ 0.25	$ 0.10
Quarter Ended March 31, 2005	$ 0.22	$ 0.16

Per Share Common Stock Bid Prices by Quarter For the Year Ended December 31, 2004:

	High	Low
Quarter Ended December 31, 2004	$ 0.41	$ 0.16
Quarter Ended September 30, 2004	$ 0.35	$ 0.19
Quarter Ended June 30, 2004	$ 0.45	$ 0.28
Quarter Ended March 31, 2004	$ 0.50	$ 0.35

Holders of Common Equity

As of March 30, 2006, Ness had approximately 3,722 shareholders of record of its common stock.

Dividends

Ness has not declared or paid a cash dividend to stockholders since it was originally organized. The Board of Directors presently intends to retain any earnings to finance Ness' operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon Ness’s earnings, capital requirements, and other factors.

Page14of 39

Equity Securities Sold Without Registration

Set forth below is a listing of all sales by the Company of unregistered equity securities during 2005, excluding sales that were previously reported on Quarterly Reports on Form 10-QSB.

        In October 2005, the Company issued 1,120,810 restricted shares of its common stock to employees, and consultants for services received over a period of time based on the fair market value of the shares and on market factors available at the time.

        In December 2005, the Company issued 3,158,844 restricted shares of its common stock to employees, consultants, and Directors for services received over a period of time based on the fair market value of the shares and on market factors available at the time.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company accomplished the following financial and operating results from 2004 to 2005:

1.     Grew the standardized measure of discounted future net cash flows by over $140,448,000, or 203% primarily through development and acquisition. The Company has acquired properties with substantial proved reserves. Management continues to evaluate, and pursue good values in potential reserves, primarily in natural gas.

2.     Grew gross revenues by $1,180,000 or 102% primarily through the sale of deep mineral rights. The Company was able to sell investment property to generate cash flow, against properties that the Company had no control over production or development rates.

3.     Grew EBO sold by 12,331 EBO or 153% primarily through development of existing wells. The Company continues on a regular basis to try and expand our current production by improving the delivery systems.

4.  Reduced current year loss by $133,000 or an improvement of 10%. By the actions of management previously cited, produced positive results for the Company.

5. Improved cash flow from operations by $1,498,000 or 236% to $2,134,000. Increased sale prices, and increased production, coupled with the sale of investment property, dramatically improved cash flow from operations.

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

Page15of 39

Critical Accounting Issues

Oil and Gas Property and Equipment

The Company uses the full cost method of accounting for its oil and gas activities. All of which are located in Texas. Currently there are no producing activities in Israel. If and when activities in Israel begin to take place, the Company intends to utilize the full cost method of accounting. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized. No impairment was required in 2005 and 2004.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. There was no provision required in 2005 or 2004 as a result of this limitation on capitalized costs.

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

Asset Retirement Obligation

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount of the estimated liability is recorded as an expense in the statement of operations.

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. For example, as we analyze actual plugging and abandonment information, we may revise our estimates of current costs, the assumed annual inflation of these costs and/or the assumed productive lives of our wells. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates. During 2005, and 2004 the Company recognized $4,000 and $6,000, respectively of accretion.

Page16of 39

Full Cost Method

We use the full cost method of accounting for our oil and gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized into the cost centers (the amortization base) that are established on a country-by-country basis. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Costs associated with production and general corporate activities are expensed in the period incurred. The capitalized costs of our oil and gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves. Our financial position and results of operations would have been significantly different had we used the successful efforts method of accounting for our oil and gas activities.

Proved Oil and Gas Reserves

Our engineering estimates of proved oil and gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and gas reserves are the estimated quantities of natural gas and crude oil reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Depreciation, Depletion and Amortization

The quantities of estimated proved oil and gas reserves are a significant component of our calculation of depletion expense and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense or due to a ceiling test write-down.

Full Cost Ceiling Limitation

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test write-down to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a write-down if prices increase subsequent to the end of a quarter in which a write-down might otherwise be required. If natural gas and oil prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of our oil and gas properties could occur in the future.

Costs Withheld From Amortization

Unevaluated costs are excluded from our amortization base until we have evaluated the properties associated with these costs. The costs associated with unevaluated leasehold acreage and seismic data and wells currently drilling are initially excluded from our amortization base. Leasehold costs are either transferred to our amortization base with the costs of drilling a well on the lease or are assessed quarterly for possible impairment or reduction in value. Leasehold costs are transferred to our amortization base to the extent a reduction in value has occurred

In addition, a portion of incurred (if not previously included in the amortization base) and future development costs associated with qualifying major development projects may be temporarily excluded from amortization. To qualify, a project must require significant costs to ascertain the quantities of proved reserves attributable to the properties under development (e.g., the installation of an offshore production platform from which development wells are to be drilled). Incurred and future costs are allocated between completed and future work. Any temporarily excluded costs are included in the amortization base upon the earlier of when the associated reserves are determined to be proved or impairment is indicated.

Page17of 39

Future Development and Abandonment Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production platforms, gathering systems and related structures and restoration costs of land and seabed. We develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis.

The accounting for future abandonment costs changed on January 1, 2003 with the adoption of SFAS No. 143. This new standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher DD&A expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense.

Results of Operations

(a) Revenues NORMALLY WOULD GIVE MORE EXPLANATIONS

The Company accomplished the following financial and operating results from 2004 to 2005:

1.     Grew the standardized measure of discounted future net cash flows by over $140,448,000, or 203% primarily through development and acquisition. The Company has acquired properties with substantial proved reserves. Management continues to evaluate, and pursue good values in potential reserves, primarily in natural gas.

2.     Grew gross revenues by $1,229,000 or 107% primarily through the sale of deep mineral rights. The Company was able to sell investment property to generate cash flow, against properties that the Company had no control over production or development rates.

3.     Grew EBO sold by 12,331 EBO or 153% primarily through development of existing wells. The Company continues on a regular basis to try and expand our current production by improving the delivery systems.

4.  Reduced current year loss by $140,000 or an improvement of 10%. By the actions of management previously cited, produced positive results for the Company.

5. Improved cash flow from operations by $1,548,000 or 248% to $2,173,000. Increased sale prices, and increased production, coupled with the sale of investment property, dramatically improved cash flow from operations.

(b) Costs and Expenses

General and administrative costs were increased by 154% to $4,386,000 for 2005 from $1,727,000 for 2004. The increases in general and administrative expenses increased primarily due to costs associated with pursuing new ventures.

Page18of 39

(c) Depreciation and Depletion

Depreciation and depletion increased from $160,000 in 2004 to $200,000 in 2005. This increase is predominately due to increased production, generating increased depletion costs. Depletion rates were $0.0038 per MCF for 2004, and $0.0074 per MCF for 2005.

(d) Net Loss

Although the Company still has a loss of $1,160,000 for the year ended December 31, 2005, this reflects an improvement of 11% from the 2004 loss of $1,300,000. The change is due primarily from management’s decisions with respect to the choice of wells to be developed, sales of deep mineral rights that the Company was not intending to develop, and tighter costs controls and to a much lesser extent an increase in sale prices. The Company continues to evaluate all possible avenues to improve results, including, but not limited to, continued well expansion, sales of certain mineral rights, continued well management services, and tighter management controls.

Liquidity and Capital Resources

The Company must acquire capital in order to undertake the continued expansion of its current well base. To that end, the Company is currently carrying on conversations with potential investors. The Company plans to continue to raise capital through the private placement of its common stock, debt, and, possibly through the public sale of its securities. Management intends to use the proceeds from the issuance of debt or any equity sales to further develop oil and gas reserves in Texas and in Israel. Ness believes that these actions will enable Ness to carry out its business plan.

As of December 31, 2005, the Company's current liabilities exceed its current assets by $2,857,000 and the Company has experienced net losses of $1,160,000 and $1,300,000 for the years ended December 31, 2005 and 2004, respectively.  Although the Company has an accumulated deficit of $17,976,000 at December 31, 2005, total stockholder' equity is $18,554,000.  The Company will retain a 25% working interest in the completed well.  Additionally, the Company is currently negotiating with certain lending institutions of to secure additional funding for the expansion of wells.  Also, $1,838,000 of current liabilities at December 31, 2005 is with related parties, who have a vested interest in the continuation of the Company.  Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company.  Management intends to use the proceeds from the above sources to further develop oil and gas reserves in the United States and in selected foreign countries.  To a lesser extent, management is continuing to improve on efficiencies to be gained in the various general and administrative expense items.  In conjunction with these efforts, along with the increased production from oil and gas reserves, management believes that the Company will be able to reverse the negative trends mentioned above.  Based upon these conditions any substantial doubt bout the Company's ability to continue as a going concern has been alleviated for a reasonable period of time.

Income Tax Matters

Ness has loss carryforwards totaling approximately $12,877,000 as of December 31, 2005. At the time of the filing of this form 10-KSB the Company’s resources and professional staff is limited, with no taxes due, and other contributing factors, the company has not yet and time to allocate resources to file its 2005 Federal Income Tax Return to determine the amount of the loss carryforward as of December 31, 2005. There can be no assurance that the Company will be profitable in the future and the Company may, or may not be able to utilize any of the carryforward. Accordingly, the Company has recorded a valuation allowance against the net dererred tax asset for the carryforward. The net operating loss carryforwards expire as follows:

Year Expiring	(000 omitted)
2011	$ 1
2012	2
2018	104
2019	1,991
2020	2,532
2021	1,390
2022	2,071
2023	2,331
2024	1,295
2025	1,160
Total	$ 12,877

Page19of 39

ITEM 7. FINANCIAL STATEMENTS.

Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2005 and 2004 are presented in a separate section of this report following Item 14. The Consolidated Balance Sheet as of December 31, 2005 is also presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2005.

ITEM 8a CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2005, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8b OTHER INFORMATION.

Information required under this disclosure is omitted, and will be contained in the Company’s definitive proxy statement which the Company intends to file within 120 days after the end of the Company’s year ended December 31, 2005, and such information is incorporated herein by reference.

PART III

The information called for by Items 9, 10, 11, and 12 will be contained in the Company’s definitive proxy statement which the Company intends to file within 120 days after the end of the Company’s year ended December 31, 2005 and such information is incorporated herein by reference.

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

Page20of 39

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

Page21of 39

* Filed Herewith

+ All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2005 for professional services of our principal accountant for the audits of our financial statements and reviews of our quarterly reports on Forms 10-QSB, were $71,000 and $49,000 was remitted to our principal accountant. The Company paid our former accountants fees of $63,000. No fees were paid to Whitley Penn during 2004.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ness Energy International, Inc.

April 17, 2006	By: /s/ Sha Stephens
Sha Stephens
President and Chief Executive Officer

April 17, 2006	By: /s/ Judson F. Hoover
Judson F. Hoover,
Chief Financial Officer

Ness Energy International, Inc. and Subsidiaries
Index to Consolidated Financial Statements
December 31, 2005 and 2004

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 -20
Supplemental Oil and Gas Data (Unaudited)	F-20

-index-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ness Energy International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ness Energy International, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ness Energy International, Inc. and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Fort Worth, Texas
March 3, 2006

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(Rounded to thousands, except share amounts)
December 31, 2005
Assets
Current Assets:
Cash	$ 198
Accounts receivable - trade	476
Accounts receivable - related parties	350
Other current assets	85
Total Current Assets	1,109
Property and Equipment:
Property and equipment, net	1,785
Oil and gas properties - full cost method:
Oil and gas properties, unproved	2,317
Oil and gas properties, proved	13,970
Total Oil and Gas Properties	16,287
Less accumulated depreciation and depletion	(187)

Net oil and gas properties	16,100
Total Property and Equipment	17,885
Goodwill	3,724
Investments in unconsolidated partnerships	29

Total Assets	$ 22,747

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$ 2,081
Accounts payable - related parties	1,838
Current portion - long-term debt	47
Total Current Liabilities	3,966
Asset retirement obligations, non-current	92
Long-term debt	135
Stockholders’ Equity
Preferred stock: $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 500,000,000 shares authorized,
168,173,432 shares issued and outstanding	36,512
Common stock to be issued, 458,333 shares	18
Accumulated deficit	(17,976)
Accumulated other comprehensive income	--
Total Stockholders' Equity	18,554
Total Liabilities and Stockholders' Equity	$ 22,747

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Well Management Services	$ 1,564	$
Oil and gas revenues	818	1,153
Total Revenues	2,382	1,153

Operating Expenses
Lease operating expenses	258	513
Production taxes	19	25
Compression expenses	--	7
Depletion and depreciation	200	160
General and administrative expenses	4,386	1,727
Total Operating Expenses	4,863	2,432
Operating loss	(2,481)	(1,279)

Other Income (Expenses)
Interest expense	(78)	(2)
Interest expense - related party	--	(32)
Other income (expense)	(1)	13
Gain on sale of investment property	1,400
Net Loss Before Other Comprehensive Income	(1,160)	(1,300)

Unrealized losses on marketable equity securities, net of tax effect of $0	(10)	(52)

Comprehensive Net Loss	$ (1,170)	$ (1,352)
Net Loss Per Weighted Average Share
Net loss per share - basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares	159,024,548	134,431,683

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	Common Stock		Paid-In	Accumulated	Common Accum		Deferred
					Stock to Other
					Be issued Comprehensive
	Shares	Amount	Capital	Deficit	Income		Consulting	Total
Balance January 1, 2004	99,478,980	$21,528	$32	$(15,516)		$62	$(828)	$5,278

Issuance of common stock for:
Future services	8,943,873	3,073	-	-		-	(2,520)	553
Oil and gas property	2,726,733	651	-	-		-	-	651
Services	3,061,243	636	-	-		-	-	636
Cash	542,922	144	-	-		-	-	144
Shares issued in acquisition of subsidiaries	1,900,000	765	-	-		-	-	765
Shares issued to extinguish related party debt	33,766,533	11,542	-	-		-	-	11,542
Retirement of stock issued for deferred consulting	-	(4,157)	-	-		-	3,348	(809)
Retirement of stock purchase warrants	-	-	(32)	-		-	-	(32)
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-					(52)		(52)
		-	-	-			-

Net loss	-	-	-	(1,300)		-	-	(1,300)
Balance December 31, 2004	150,420,284	$34,182	-	$(16,816)		$10	$-	$17,376

Issuance of common stock for:
Outside Services	10,092,320	1,890	-	-		-	-	-
Cash	2,720,213	214	-	-		-	-	244
Employee Compensation	316,633	14	-	-		-	-	-
Officer Compensation	2,163,982	103	-	-		-	-	103
Director Compensation	2,460,000	109	-	-		-	-	-
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-					(10)
		-	-	-			-	(10)
Common stock to be issued					18
Net loss	-	-	-	(1,160)	______	-	-	(1,160)
Balance December 31, 2005	168,173,432	$36,512	-	$(17,976)	18	$-	-	$16,553

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities
Net Loss	$(1,160)	$(1,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	200	160
Accretion of interest on asset retirement obligations	4	6
Impairment of goodwill	36
Stock issued for services	2,134	636
Retirement of stock issued for deferred consulting, net	--	(809)
Change in operating assets and liabilities: Accounts receivable - trade	(382)	(74)
Accounts receivable - related parties	(258)	--
Other current assets	(50)	59
Accounts payable and accrued expenses	1,133	746
Accounts payable - related party	516	1,168
Asset retirement obligations	--	33

Net Cash Provided By Operating Activities	2,173	625
Cash Flows From Investing Activities
Capital expenditures	(2,212)	(451)
Investment in unconsolidated partnership	(29)	--

Net Cash Used In Investing Activities	(2,241)	(451)
Cash Flows From Financing Activities
Repayments on long-term debt	(51)	(571)
Proceeds received from sales of common stock	214	144
Net Cash Provided By (Used In) Financing Activities	163	(427)
Net Change in Cash	95	(253)
Cash at Beginning of Year	103	356
Cash at End of Year	$198	$103
See notes to consolidated financial statements.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 1. Nature of Business, Organization and Basis of Presentation

(a) Organization

Ness Energy International, Inc. and subsidiaries (“Ness” or the “Company”), was originally incorporated under the laws of the State of Washington on March 1, 1979. The Company’s principal business is the acquisition, either alone or with others, of interests in proved or unproved oil and gas leases, and exploratory and development drilling. This includes but, is not limited to exploitation, development, and well service management. The Company presently owns oil and gas interests in the state of Texas as well as internationally, directly or indirectly, in the nation of Israel. The Corporate offices of the Company are all located in Willow Park, Texas.

In April 2003, the Company acquired substantially all the net assets of two affiliated companies, Hesed Energy International, Inc, (“Hesed”) and Ness of Texas, Inc. ("Ness of TX") through the issuance of common stock (see Note 12 —Business Combinations). Consequently, these entities became wholly-owned subsidiaries of the Company.

In October 2003, the Company acquired a number of oil and gas leases from an officer of the Company (see Notes 6 and 12). In addition, the Company formed a new wholly-owned subsidiary, Ness Operating of Texas, Inc. (“Ness Operating”), which now collects net oil and gas revenues from a majority of the Company’s properties and remits the funds to the Company.

(b) Management's Plans

As of December 31, 2005, the Company’s current liabilities exceed its current assets by $2,857,000 and the Company has experienced net losses of $1,160,000 and $1,300,000 for the years ended December 31, 2005 and 2004, respectively. Although the Company has an accumulated deficit of $17,976,000 at December 31, 2005, total stockholders’ equity is $18,554,000.  The Company will retain a 25% working interest in the completed well. Additionally, the Company is currently negotiating with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,838,000 of current liabilities at December 31, 2005 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. Management intends to use the proceeds from the above sources to further develop oil and gas reserves in the United States and in selected foreign countries. To a lesser extent, management is continuing to improve on efficiencies to be gained in the various general and administrative expense items. In conjunction with these efforts, along with the increased production from oil and gas reserves management believes that the Company will be able to reverse the negative trends mentioned above. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Depletion was calculated based on engineers’ estimates of reserves and the proved and unproved properties were evaluated based on their future potential. It is reasonably possible that these estimates may change materially in the near term.

Principles of Consolidation

The consolidated financial statements include the accounts of Ness and its wholly-owned and majority-owned subsidiaries, two of which operate in foreign countries, since the date of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

Financial Instruments

The carrying value of the Company's financial instruments other than the long-term debt approximates fair value due to their short maturities.  The carrying value of long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar instruments or they bear market rates of interest.

Cash

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash.

Investments in Securities

The Company follows Statement of Financial Accounting Standards (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. In accordance with SFAS 115, the Company’s investments in securities are classified as follows:

Trading Securities — Investments in debt and equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

Long-lived Assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on such assets to be are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less cost to sell.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Depletion rates were $0.00074 per MCF for 2005 and 2004, respectively.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized. No impairment was required in 2005 or 2004.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As capitalized costs do not exceed the estimated present value limitation, the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2005 and 2004.

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

Goodwill

Goodwill represents the excess of the purchase price of net assets acquired over the fair market value of such assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans, and future cash flows. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess. For the year ended December 31, 2005, the Company recognized $36,000 of impairment related to Goodwill.  No impairment of goodwill was recorded as of December 31, 2004.

Asset Retirement Obligations

In accordance with SFAS 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost is capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective assets. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statement of changes in stockholders’ equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statements of operations of these foreign subsidiaries are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income (loss) but are reflected in accumulated other comprehensive loss in the stockholder’s equity section of the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in determining net income and were not significant.

Revenue Recognition

Oil and gas production sales are recorded upon receipt of remittance advices from purchasers of the production and based on estimated production sales and related production taxes at the consolidated financial statement date. Such estimates take into consideration production volumes, revenue interests, sales price histories and appropriate reductions. At the time sales are recognized the Company typically has a contract to deliver a specified product, at a specified location, at a specified price.

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
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

Contracts Settled in the Company’s Common Stock

For financial instruments entered into after May 31, 2003, the Company has classified all instruments applicable under the scope of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as liabilities. The financial instruments issued by the Company after May 31, 2003 fall under the scope of the above statement due to the underlying contracts are financial instruments other than outstanding shares that embody a conditional obligation that the Company must settle by issuing its own equity shares, and, at inception, the monetary value of the obligation is based solely on a fixed monetary amount known at inception. At December 31, 2003, $11,637,000 was recognized in current liabilities pursuant to such financial instruments. The contract was completed with the issuance of shares of the Company’s common stock during 2004, net of settlement of a receivable from a related party of $95,000. The fair value of the shares issued was $11,542,000. The Company had no such liabilities at December 31, 2005.

Securities Issued for Property and Services

The Company accounts for issuances of its shares of common stock for property under the fair value method. For shares issued for services, the fair market value of the Company’s common stock on the date of stock issuance is used. The Company has adopted SFAS No. 123(R), Share Based Payments. The statement  requires stock-based compensation transactions to be accounted for based on the fair value of the services rendered, property received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value method generally recognizes expense to the extent of the fair market value for the shares exchanged, after taking into account various factors such as but not limited to, the volatility, transferability, and market conditions, that existed at the grant date. The Company does not currently differentiate between employee and non-employee recipients of these stock transactions.

Basic Loss Per Common Share

The loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the year. The effect of any conversion of convertible debt, warrants, or common stock subscriptions has not been included as doing so would be anti-dilutive.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

New Accounting Pronouncements Standards Implemented

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment(“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS No.  95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative.

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

The Company adopted SFAS 123(R) on January 1, 2005 using the modified prospective method.

Note 3. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $45,000 to related parties 2004, respectively. No such interest payments were made in 2005. No income taxes were paid to the US Government during the years ended December 31, 2005 and 2004. There was a payment of approximately $1,000US to the Israeli Government for their value added tax.

Non-cash investing and financing activities for the years ended December 31, 2005 and 2004 are as follows:

In 2004 the Company issued 2,726,733 shares of its common stock for the acquisition of oil and gas leases. The cost of the leases was recorded at the average stock price on the date of issuance reflecting capital cost of $651,000.

In connection with the acquisition of Lahava and Equital (see Note 12), the Company issued 1,900,000 shares of common stock with a fair value of $765,000, which resulted in an increase to goodwill of $637,000.

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

During 2004 the Company issued 8,943,000 shares of its common stock for consulting services to be provided in the future. During 2004, the Company retired and cancelled the shares related to the future consulting services.

The Company entered into one note payable during 2005 in connection with the acquisition of an automobile for $24,000.

During 2004 and 2005, the Company recorded a decrease in the unrealized appreciation on securities available for sale account within stockholders’ equity of $52,000 and $10,000, respectively.

Note 4. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. Prior to 2004 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At December 31, 2004, the investment has an unrealized gain of $10,000.

During 2005 the Company wrote the investment to zero and incurred an unrealized loss of $10,000.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 4. Investments in Marketable Securities - continued

Changes in accumulated other comprehensive income related to investments for the years ended December 31 are as follows:

	2005	2004
Accumulated other comprehensive income:
Holding gain (loss) arising during the period	$(10)	$(52)

Change in unrealized gain (loss) on securities available for sale	$(10)	$(52)

Note 5. Property and Equipment

Property and equipment are comprised of the following at December 31, 2005:

Land and buildings	$1,353
Transportation equipment and vehicles	297
Drilling equipment	244
Water farm	34
Furniture and fixtures	132
Gas pipeline	139

Total Property and Equipment	2,201
Less accumulated depreciation	416

Property and Equipment, net	$1,785

Depreciation expense was $153,000 and $141,000 for the years ended December 31, 2005 and 2004, respectively.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 5. Property and Equipment (Continued)

During 2003, it was determined that an asset captioned under furniture and fixtures was impaired. For the year ended December 31, 2003, the Company recognized an impairment loss of $8,000 based on the estimated recoverable amount that will be refunded by the asset’s vendor, less related costs to return the item, resulting in an adjusted carrying amount of $15,000. The loss is aggregated in the general and administrative expense caption of the consolidated statements of operations for 2003. There were no such impairments recognized during the year ended December 31, 2004, and 2005.

Note 6. Accounts Payable — Related Parties

At December 31, 2004, accounts payable — related parties consisted of amounts due for advances from related parties, that the Company anticipates repaying out of working capital when cash flows permit.

Note 7. Long-Term Debt

                Long-term debt consists of the following at December 31, 2005:

Mortgage note payable, bearing interest at 7.75%, maturity date of 5/15/13, with minimum monthly payments of $1,270 including interest; throuigh the maturity date if May 15, 2013secured by buildings	$86

Automobile notes payable, bearing interest at 6%, with monthly payments of $1,262 including interest; through maturity date of October 16, 2006, secured by the financed vehicles	27
Automobile note payable, bearing interest at 8.25%, with monthly payments of $494 including interest; through maturity date of December 2010, secured by the financed vehicles	24
Automobile loans payable, bearing interest at 5.6%, with monthly payments of $2,004 including interest; through maturity date of May 7, 2007, secured by two vehicles being financed	45

Total long-term debt	182
Less current portion	47

Total long-term portion	$135

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 7. Long-Term Debt - continued

Total annual maturities of long-term debt are as follows:

2005	$ 47
2006	33
2007	31
2008	20
2009	18
Thereafter	33
Total	$ 182

 Note 8. Asset Retirement Obligations

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of asset retirement obligation for the abandonment of oil and gas producing. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at December 31, 2005 The Company evaluated 28 wells and has determined a range of abandonment dates between December 2005 and December 2023. The following represents the amount of the retirement obligation during the year ended December 31, 2005:

	2005	2004
Beginning balance at January 1	$ 88	$ 49
Liabilities incurred during the period	--	--
Liabilities settled during the period	--	--
Accretion of interest	4	6
Revisions of estimate	--	33
Ending balance at December 31	$ 92	$ 88

Note 9. Stockholders’ Equity

During 2005 and 2004, the Company received $214,000 and $144,000, respectively, for the issuance of 2,720,213and 542,922shares, respectively, of the Company’s common stock under certain private stock sales.

Note 10. Income Taxes

A reconciliation of statutory tax rates to the Company's effective tax rates follows:

	2005	2004
Benefit at statutory rates	(34)%	(34)%
Change in valuation allowance	34%	34%

Effective rate	-%	-%

The deferred tax assets are comprised primarily of the Company’s net operating loss carryforwards and impairment recorded on investments.

	2005	2004
Net operating loss carryforward	$4,378	$3,984
Impairment on investments	340	340
Other	6	6
Less valuation allowance	(4,724)	(4,330)

Net deferred tax asset	$--	$--

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 10. Income Taxes - continued

The Company’s net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

Expiring
2011	$1
2012	2
2018	104
2019	1,991
2020	2,532
2021	1,390
2022	2,071
2023	2,331
2024	1,295
2025	1,160
Total	$12,877

                   The net change in the valuation allowance during 2005 is as follows:

Balance at beginning of year	$(4,330)
Balance at end of year	(4,724)

Net change	$(394)

Note 11. Foreign Currency Translation

The consolidated financial statements include the assets, liabilities, and operations of two foreign subsidiaries, Ness of Israel, and Modi'in Management, whose statements reflect total assets of approximately $125,000 and $161,000, respectively at December 31, 2005 and total revenues of approximately $154,000 and $223,000, respectively for the year then ended. These foreign subsidiaries were not consolidated as of December 31, 2004.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 12. Business Combinations

On January 5, 2004, the Company entered into a business combination with Lahava Oil and Gas Ltd. (“Lahava”) , acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued of $637,000, which resulted in recorded goodwill of $637,000. This goodwill was assessed for impairment, and, evaluating the fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2005. The purpose of this combination was the acquisition of certain lease rights of Lahava. As there were no material balance sheet accounts of Lahava to present, none are reflected here.

Lahava was established in July 2000, with the limited partnership formed in February 2001. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area. The results of operations of Lahava are included in the consolidated statements of operations from the date of acquisition.

From May 18, 2004 through August 25, 2004, the Company issued 400,000 shares of its common stock as a down payment on the acquisition of an Israeli partnership called Equital Management Ltd. ("Equital"). The issuances have been valued at $128,000 based on the fair value of the shares at issue date. The terms of the agreement were finalized in August 2004, and consummation of the transaction took place in October 2004 (see Note 10). $220,000 in cash was paid by a related party for the benefit of the Company. Such advance is reflected as a liability to related parties. The results of operations of Equital are included in the consolidated statements of operations from the date of acquisition.

Note 13. Related Party Transactions

During 2003, the Company entered into a contract to purchase oil and gas leases from an officer for the estimated value of the properties $11,637,000 offset against amounts due from the officer of $95,000. The resultant liability was settled in the Company’s common stock in 2004 (See also Note 2, Contracts Settled in the Company’s Common Stock).

Accounts receivable — related party and accounts payable — related party at December 31, 2005 consists primarily of amounts returned to related parties secured by amounts due to those same parties. The net amount of accounts receivable from related parties offset by amounts due to related parties is a net amount due to of $1,488,000. Such advances were primarily used for well expansion, operating expenses, and mineral leases.

In the normal course of business, the Company owns interests in various oil and gas properties in which certain stockholders and affiliates also own interests.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 14. Commitments and Contingencies

The Company leases certain office equipment under an operating lease arrangement. Future minimum annual rent payments required under non-cancelable lease in effect at December 31, 2005, approximates $4,000, and $1,000 for the years ending December 31, 2006, and 2007, respectively.

Total lease expense approximated $4,000 for each of the years ended December 31, 2005 and 2004.

At December 31, 2005, the Company established a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas, as required by the state in order for the Company to perform oil and gas operations within the jurisdiction of the Railroad Commission.

During February 2005, the Company entered into two employment agreements with certain members of management. Each agreement is for a term of one year, and is renewable on the calendar year.  One of the agreements was renewed during Feburary 2006.

Note 15. Risk Concentrations

The Company regularly maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits provided by the U.S. Federal Deposit Insurance Corporation. As of December 31, 2005  the Company had no uninsured deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash balances.

The Company sells natural gas and natural gas liquids to a limited number of purchasers. However, management believes the competitive nature of the industry, capitalized levels of purchasers, and available marketing alternatives do not make the Company dependent on any single purchaser. The Company sells it products to intermediaries, who either have, or have access to consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to eight customers, the largest of which accounts for 50% of total revenues.

Note 16. Subsequent Events - (Unaudited)

In March 2006, the Company, entered into a working interest agreement with certain investors under which the Company sold a working interest to reenter twelve wells. Under the terms of the agreement, the investors have the right to acquire the entire working interest in the wells being sold by the Company for costs plus a certain percentage in exchange for 75% of the net revenues from the sale of the oil and gas produced by the wells. This should generate $1,800,000 in cash to the Company by June 15, 2006.  As wells are completed and production is sold, net income, and the related cash flow, should increase to the Company of approximately, $4,000,000 to $7,000,000 annually, for the next seven years, conservatively, based on the Company's Reserve Report.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

This section provides information required by SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
December 31, 2005 - proved producing reserves	8,218	804,086
December 31, 2005 - proved non-producing reserves	292,845	49,331,703
December 31, 2005 - proved undeveloped	120,528	14,034,072
December 31, 2004 - proved producing reserves	7,937	418,991
December 31, 2004 - proved non-producing reserves	248,778	31,904,139
December 31, 2003 - proved producing reserves	61,183	129,309
December 31, 2003 - proved non-producing reserves	757	15,075,038

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
Reserves at December 31, 2003	61,940	15,204,347
Revisions of previous estimates	58,228	745,303
Production	(438)	(48,360)
Purchase of reserves in place	136,985	16,421,840
Reserves at December 31, 2004	256,715	32,323,130
Revisions of previous estimates	(51,477)	13,151,773
Production	(770)	(117,725)
Purchase of reserves in place	217,123	18,812,683
Reserves at December 31, 2005	421,591	64,169,861

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED) - continued

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Future cash inflows	$630,581,000	$209,942,000
Future production costs	(82,544,000)	(27,930,000)
Future development costs	(24,425,000)	(4,326,000)
Future income tax	(144,115,000)	(30,151,000)

Future net cash flows	379,497,000	147,535,000
10% annual discount	(169,807,000)	(78,293,000)

Standardized measure of discounted future net cash flows	$209,690,000	$69,242,000

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Net change in sales and transfer prices and in production costs related to future production	$96,864,000	$15,281,000
Change in estimated future development costs	(10,029,000)	(880,000)
Sales of oil and gas produced during the period , net of production costs	(1,157,000)	(319,000)
Net change due to purchase of minerals in place	70,915,000	33,097,000
Accretion of discount	--	--
Net change due to revisions in quantity estimates	27,038,000	3,425,000
Net change in income tax expense	(43,121,000)	(4,965,000)
Other - unspecified	(62,000)	320,000

	$140,448,000	$45,959,000

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
DECEMBER 31, 2005 AND 2004

 SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED) - continued

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 2005, is as follows (000):

	Properties (000)			Net Book
	Unproved	Proven	Depletion	Value
December 31, 2004	$1,134	$13,038	$139	$14,033
Expenditures	1,852	263	--	2,115
Reclass proven wells	(669)	669	--	--
Expensed/dry holes			48	48

December 31, 2005	$2,317	$13,970	$187	$16,100

Production
(2) Production	2003		2004		2005
Natural Gas Per MCF
North Texas	Price	Production	Price	Production	Price	Production
A) Average sales price	$4.48	24,029	$4.62	48,360	$6.70	59,508
B) Average production cost	$1.36		$3.76		$1.95
South Texas
A) Average sales price	--	--	$4.57	15,480	$6.06	58,216
B) Average production cost	--		$0.96		$1.68
Oil per Barrel
North Texas
A) Average sales price	--	--	$43.56	438	$52.05	247
B) Average production cost (1)	--	--	--	--	--	--
South Texas
A) Average sales price	--	--	--	--	$52.28	523
B) Average production cost (1)	--	--	--	--	--	--
(1) Oil production is a derivative product and therefore, production costs are assigned to gas production only.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2005

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	Standardized measure of discounted future net cash flows	Projected Additional Investment
Proved Producing
North Texas	20	16	5,030	3,823	$ 5.56	$ 615,000	$ --
South Texas Reentry	3	2	368	368	5.56	$ 2,582,000	$ 54,000
Subtotal	23	18	5,398	4,191	$ 5.56	$ 3,197,000	$ 54,000

Proved Nonproducing
North Texas	--	--	7,366	7,366	$ - -	$ 74,228,000	$ 4,081,000
South Texas Reentry	--	--	290	290	--	$ 132,265,000	$ 20,290,000
Subtotal	--	--	7,656	7,656	--	$ 206,493,000	$ 24,371,000
Company Total	23	18	13,054	11,847	$ 5.56	$209,690,000	$ 24,425,000

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