Form 10KSB/A
period 2005-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-05-17
CIK 353634

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

EXPLANATORY NOTICE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as originally filed on April 17, 2006, is being filed to correct certain errors in filing, including exhibits hereto. This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB.

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

During 2005 the Company continued to focus its efforts primarily on the Gulf Coastal Plains of South Texas. The Company’s activity was centered primarily in Dewitt, Lavaca and Karnes Counties, where we acquired approximately 1,000 additional mineral acres, bringing our total acreage position to approximately 2,500 acres, on which exploration and production activities are planned.

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

Page3of 39

Israel

The Company is dedicated exploring and locating untapped petroleum resources in Israel. In July 2003, the Company completed a purchase in Israel, through Ness Israel, of equipment for oil and gas exploration and production, including recovery. The equipment includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, a large truck, piping, and pumps. The purchase price was $118,000. The equipment is stored in Israel. The Company utilizes these items in its effort to develop and exploit the Israel properties. The Company is currently in its ramp-up to the exploitation of the Israeli interests and is engaged in completing the required engineering, and administrative work. The Company has, through its subsidiary Ness of Israel, sold to Modi'in Partnership one half of its license in Zohar, and retains a 50% interest in the license. Ness of Israel is currently selling this 50% interest in a public offering on the Tel Aviv Exchange, being undertaken by Modi'in Partnership. In 2005, Ness Energy spent $44,000 on the expansion of well operations in Israel. We expect to have positive results from this in the first half of 2006.

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

By 1980, 22 wells had been drilled, by others, in this region of Israel. Of these 22 wells, only seven are considered to be geologically viable and of the seven, only two are considered to be significant with valid tests having been conducted on the geological premise. Since 1980, more than 17 wells have been drilled and at least 11 of those have produced free oil. In one area alone, the Heletz Field, 18 million barrels of oil have been recovered. In the last ten years, more seismic, magnetic and gravity surveys have been run by third parties, though none conclusively confirm oil is present.

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

Page4of 39

PROVED RESERVES POSITION

In Israel, the Company has the drilling rights, either directly, or indirectly, to 353,800 SKM. Ness is currently expanding efforts to satisfy engineering and licensing requirements on the Med Ashdod, Nir-AM, Beeri, and Zohar leases. Additionally, Ness has entered into operator agreements with Modi’in Management, which is 90% owned by Ness of Israel. In 2005 Ness of Israel sold 50% of its license in the Zoham field to Modi'in Limited Partnership. This partnership is managed by Modi'in Management.  Ness by and through its subsidiaries, effectively owns approximately 15% of Modi'in Partnership.

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

	2005	2004	Change %
Future net cash flows	$ 379,497,000	$ 147,535,000	157%
Standardized measure of discounted future net cash flows	$ 209,690,000	$ 69,242,000	203%

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

Customers and Distribution Methods

The Company primarily delivers natural gas and oil products to market. The Company is pursuing plans to expand the offering of its well management services. The Company cannot, on its own, deliver products to the consumer. The Company sells it products to intermediaries, who either have, or have access to, consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require, other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to eight customers, with CrossTex Energy Corporation being the largest, accounting for approximately 47% of total revenues during 2005. In 2004 the Company sold its products to three customers, with Devon Energy Corporation being the largest, accounting for approximately 34% of such sales.

Page5of 39

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of the two following methods:

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

The Company has chosen to early adopt SFAS No. 123(R) effective January 1, 2005, using the modified prospective approach.

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

Foreign Taxes and United States Tax Credits

Ness’s operations are also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the “Code”). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in Ness’s taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed. As of December 31, 2005, Ness has no federal income tax liabilities, and does not foresee any liability in the near future. Although, Ness cannot predict the future tax regulations of either domestic or foreign governments, such changes could impact the Company both negatively, or positively, and such impact cannot be anticipated.

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

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL

We believe that the oil and gas exploration and development and related management experience of our key personnel is important to our success. The active participation in the Company of our President, Sha Stephens, and certain key executives is a necessity for our continued operations. We do not carry key person life insurance on any of our key personnel. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. The Company has plans to continue to provide employment contracts with these key executives, and provide other benefits that may be in the best interest of the Company. Although we hope to secure our key executives with employment agreements as soon as possible we cannot ensure that we will be able to continue to do so.

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

Page12of 39

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2005

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	Standardized measure of discounted future net cash flows	Projected Additional Investment
Proved Producing
North Texas	20	16	5,030	3,823	$ 5.56	$ 615,000	$ --
South Texas Reentry	3	2	368	368	5.56	2,582,000	54,000
Subtotal	23	18	5,398	4,191	$ 5.56	$ 3,197,000	$ 54,000

Proved Nonproducing
North Texas	--	--	7,366	7,366	$ --	$ 74,228,000	$ 4,081,000
South Texas Reentry	--	--	290	290	--	132,265,000	20,290,000
Subtotal	--	--	7,656	7,656	--	206,493,000	24,371,000
Company Total	23	18	13,054	11,847	$ 5.56	$209,690,000	$ 24,425,000

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

3.  Reduced current year loss by $140,000 or an improvement of 10%. By the actions of management previously cited, produced positive results for the Company.

4. Improved cash flow from operations by $148,000 or 24% to $773,000. Increased sale prices, and increased production, coupled with the sale of investment property, dramatically improved cash flow from operations.

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

2.     Grew total revenues by $1,229,000 or 107% primarily as a result of providing well management services of approximately $1,564,000.

3.     Grew EBO sold by 12,331 EBO or 153% primarily through development of existing wells. The Company continues on a regular basis to try and expand our current production by improving the delivery systems.

4.  Reduced current year loss by $140,000 or an improvement of 10%. By the actions of management previously cited, produced positive results for the Company.

5. Improved cash flow from operations by $148,000 or 24% to $773,000. Increased sale prices, and increased production, coupled with the sale of investment property, resulted in improved cash flow from operations.

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

(d) Other Income (Expenses)
Other Income (expenses) improved due to the sale of short term investement property with no basis cost.  Such basis had been written down on the sale of 85% of the property in August of 2004.  The Company was able to sell investment property to generate cash flow, against properties that the Company had no control over production or development rates.

(e) Net Loss

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

As of December 31, 2005, the Company's current liabilities exceed its current assets by $2,857,000 and the Company has experienced net losses of $1,160,000 and $1,300,000 for the years ended December 31, 2005 and 2004, respectively.  Although the Company has an accumulated deficit of $17,976,000 at December 31, 2005, total stockholder' equity is $18,554,000.  The Company has entered into a partnership agreement, which provides the capital to complete a substantial portion of the Company's proved undeveloped property. The Company will retain a 25% working interest in the completed wells.  Additionally, the Company is currently negotiating with certain lending institutions of to secure additional funding for the expansion of wells.  Also, $1,838,000 of current liabilities at December 31, 2005 is with related parties, who have a vested interest in the continuation of the Company.  Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company.  Management intends to use the proceeds from the above sources to further develop oil and gas reserves in the United States and in selected foreign countries.  To a lesser extent, management is continuing to improve on efficiencies to be gained in the various general and administrative expense items.  In conjunction with these efforts, along with the increased production from oil and gas reserves, management believes that the Company will be able to reverse the negative trends mentioned above.  Based upon these conditions any substantial doubt bout the Company's ability to continue as a going concern has been alleviated for a reasonable period of time.

Income Tax Matters

Ness has loss carryforwards totaling approximately $12,877,000 as of December 31, 2005. At the time of the filing of this form 10-KSB the Company’s resources and professional staff is limited, with no taxes due, and other contributing factors, the Company has not yet had time to allocate resources to file its 2005 Federal Income Tax Return to determine the amount of the loss carryforward as of December 31, 2005. There can be no assurance that the Company will be profitable in the future and the Company may, or may not be able to utilize any of the carryforward. Accordingly, the Company has recorded a valuation allowance against the net deferred tax asset. The net operating loss carryforwards expire as follows:

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

ITEM 8a CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2005, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

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

You can find our Code of Ethics for the Chief Executive Officer and Senior Financial Officers on our web site at http://www.nessenergy.com, as well as our Code of Business Conduct for all employees

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2005 and 2004 for professional services of our principal accountant for the audits of our financial statements and reviews of our quarterly reports on Forms 10-QSB, were $57,000 and $49,000, respectively.
Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ness Energy International, Inc.

May 9, 2006	By: /s/ Sha Stephens
Sha Stephens
President and Chief Executive Officer

May 9, 2006	By: /s/ Judson F. Hoover
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
Current Liabilities:
Accounts payable and accrued expenses	$ 2,081
Accounts payable - related parties	1,838
Current portion - long-term debt	47
Total Current Liabilities	3,966
Asset retirement obligations, non-current	92
Long-term debt	135
Stockholders’ Equity:
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

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Well management services	$ 1,564	$ --
Oil and gas revenues	818	1,153
Total Revenues	2,382	1,153

Operating Expenses
Lease operating expenses	258	513
Production taxes	19	25
Compression expenses	--	7
Depletion and depreciation	200	160
General and administrative expenses	4,386	1,727
Total Operating Expenses	4,863	2,432
Operating loss	(2,481)	(1,279)

Other Income (Expenses)
Interest expense	(78)	(2)
Interest expense - related party	--	(32)
Other income (expense)	(1)	13
Gain on sale of investment property	1,400	--
Net Loss Before Other Comprehensive Income	(1,160)	(1,300)

Unrealized losses on marketable equity securities, net of tax effect of $0	(10)	(52)

Comprehensive Net Loss	$ (1,170)	$ (1,352)
Net Loss Per Weighted Average Share
Net loss per share - basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares	159,024,548	134,431,683

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	Common Stock		Common Stock to	Paid-In	Accumulated	Accumulated Other Comprehensive	Deferred
	Shares	Amount	be issued	Capital	Deficit	Income	Consulting	Total
Balance January 1, 2004	99,478,980	$21,528	$-	$32	$(15,516)	$62	$(828)	$5,278

Issuance of common stock for:
Future services	8,943,873	3,073	-	-	-	-	(2,520)	553
Oil and gas property	2,726,733	651	-	-	-	-	-	651
Services	3,061,243	636	-	-	-	-	-	636
Cash	542,922	144	-	-	-	-	-	144
Shares issued in acquisition of subsidiaries	1,900,000	765	-	-	-	-	-	765
Shares issued to extinguish related party debt	33,766,533	11,542	-	-	-	-	-	11,542
Retirement of stock issued for deferred consulting	-	(4,157)	-	-	-	-	3,348	(809)
Retirement of stock purchase warrants	-	-	-	(32)	-	-	-	(32)
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-	-	-	-	-	(52)	-	(52)
Net loss	-	-	-	-	(1,300)	-	-	(1,300)
Balance December 31, 2004	150,420,284	34,182	-	-	(16,816)	10	-	17,376

Issuance of common stock for:
Outside Services	10,092,320	1,890	-	-	-	-	-	1,890
Cash	2,720,213	214	-	-	-	-	-	214
Employee Compensation	316,633	14	-	-	-	-	-	14
Officer Compensation	2,163,982	103	-	-	-	-	-	103
Director Compensation	2,460,000	109	-	-	-	-	-	109
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-	-	-	-	-	(10)	-	(10)
Common stock to be issued	-	-	18	-	-	-	-	18
Net loss	-	-	-	-	(1,160)	-	-	(1,160)
Balance December 31, 2005	168,173,432	$36,512	$18	$-	$(17,976)	$-	-	$18,554

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities
Net Loss	$(1,160)	$(1,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	200	160
Accretion of interest on asset retirement obligations	4	6
Impairment of goodwill	36
Stock issued for services	2,134	636
Retirement of stock issued for deferred consulting, net	--	(809)
Gain on sale of investment property	(1,400)	--
Change in operating assets and liabilities: Accounts receivable - trade	(382)	(74)
Accounts receivable - related parties	(258)	--
Other current assets	(50)	59
Accounts payable and accrued expenses	1,133	746
Accounts payable - related parties	516	1,168
Asset retirement obligations	--	33

Net Cash Provided By Operating Activities	773	625
Cash Flows From Investing Activities
Capital expenditures	(2,212)	(451)
Investment in unconsolidated partnership	(29)	--
Proceeds from sale of investment properties	1,400	--
Net Cash Used In Investing Activities	(841)	(451)
Cash Flows From Financing Activities
Repayments on long-term debt	(51)	(571)
Proceeds received from sales of common stock	214	144
Net Cash Provided By (Used In) Financing Activities	163	(427)
Net Change in Cash	95	(253)
Cash at Beginning of Year	103	356
Cash at End of Year	$198	$103
See notes to consolidated financial statements.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 1. Nature of Business, Organization and Basis of Presentation

(a) Organization

Ness Energy International, Inc. and subsidiaries ("Ness" or the "Company") is incorporated under the laws of the State of Washington.  The Company's principal business is the acquisition, either alone or with others, of interests in proved or unproved oil and gas leases, and exploratory and development drilling.  This includes but, is not limited to exploitation, development, and well service management.  The Company presently owns oil and gas interests in the state of Texas as well as internationally, directly or indirectly, in the nation of Israel.  The Company is a consolidated entity consisting of Ness, which is the parent company, and its wholly-owned subsidiaries, Hesed Energy International, Inc. ("Hesed"), Ness of Texas, Inc. ("Ness of Texas"), Ness Operating of Texas, Inc., ("Ness Operating"), RockOil Energy of Texas, Inc., Lahava Neft and Gas Ltd ("Lahava"), Ness Energy of Israel, Inc. ("Ness Israel"), Equital Management Ltd. ("Equital"), and Modi'in Energy Management (1192) Ltd. (90% owned by the Company).  Ness has expended significant time and resources to develop business in the potential oil and gas properties in Israel completing work in the Lahava field and currently marking the gas production for potential sale to adjacent Kibbutz consumers.  Ness was certified by the State of Israel as a Petroleum Works Contractor and is therefore able to develop and exploit mineral deposits in the area.  The Company is actively pursuing oil and gas exploration in Israel.  The Corporate offices of the Company are located in Willow Park, Texas.

(b) Management's Plans

As of December 31, 2005, the Company's current liabilities exceed its current assets by $2,857,000 and the Company has experienced net losses of $1,160,000 and $1,300,000 for the years ended December 31, 2005 and 2004, respectively.  Although the Company has an accumulated deficit of $17,976,000 at December 31, 2005, total stockholder' equity is $18,554,000.  The Company has entered into a partnership agreement, which provides the capital to complete a substantial portion of the Company's proved undeveloped property. The Company will retain a 25% working interest in the completed wells.  Additionally, the Company is currently negotiating with certain lending institutions of to secure additional funding for the expansion of wells.  Also, $1,838,000 of current liabilities at December 31, 2005 is with related parties, who have a vested interest in the continuation of the Company.  Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company.  Management intends to use the proceeds from the above sources to further develop oil and gas reserves in the United States and in selected foreign countries.  To a lesser extent, management is continuing to improve on efficiencies to be gained in the various general and administrative expense items.  In conjunction with these efforts, along with the increased production from oil and gas reserves, management believes that the Company will be able to reverse the negative trends mentioned above.  Based upon these conditions any substantial doubt bout the Company's ability to continue as a going concern has been alleviated for a reasonable period of time.

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

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

Investments in Securities - continued

Securities to be Held to Maturity -- Debt securities for which the Company has the postitive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using hte interest method over the period to maturity.

Securities Available for Sale — Securities available for sale consist of debt and equity securities not classified as trading securities nor as securities to be held to maturity. All of the Company’s investments in securities are classified as available for sale. Unrealized holding gains and losses on securities available for sale are reported as a net amount in accumulated other comprehensive income within stockholders’ equity, net of income tax effects, until realized. Gains and losses on the sale of securities available for sale are determined using the specific identification method.

Accounts Receivable

The Company recognizes receivables for oil and gas production to be received from the operator of its properties. As such, the Company is subject to the risk of loss from uncollectible accounts due to economic conditions and other factors.

The Company has not provided an allowance for doubtful accounts. A significant portion of the Company’s receivables are from customers that are highly capitalized and are considered by management to be a very low credit risk, and all receivables considered doubtful have been charged to current operations. It is management’s opinion that no additional material amounts are doubtful of collection.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets as follows:

Buildings	30 years
Transportation equipment and vehicles	5 years
Furniture, fixtures and equipment	3-5 years

Long-lived Assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on such assets are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amount or fair value less cost to sell.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Depletion rates were $0.00074 and $.00038 per MCF for 2005 and 2004, respectively.

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

Asset Retirement Obligations

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of the liability for an asset retirement obligation, which is recorded in the period in which it is incurred and the corresponding cost is capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated or depleted over the useful lives of the respective asset. If the liability is settled for an amount other than the recorded amount, a gain or loss would be recognized at such time.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statement of changes in stockholders’ equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Foreign Currency Translation

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statements of operations of these foreign subsidiaries are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income (loss) but are reflected in accumulated other comprehensive loss in the stockholder’s equity section of the accompanying consolidated balance sheet. Foreign currency transaction gains and losses are included in determining net income and were not significant.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

Contracts Settled in the Company’s Common Stock

For financial instruments entered into after May 31, 2003, the Company has classified all instruments applicable under the scope of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as liabilities. The financial instruments issued by the Company after May 31, 2003 fall under the scope of the above statement due to the underlying contracts are financial instruments other than outstanding shares that embody a conditional obligation that the Company must settle by issuing its own equity shares, and, the value of the obligation is based solely on a fixed monetary amount known at inception. At December 31, 2003, $11,637,000 was recognized in current liabilities pursuant to such financial instruments. The contract was completed with the issuance of shares of the Company’s common stock during 2004, net of settlement of a receivable from a related party of $95,000. The fair value of the shares issued was $11,542,000. The Company had no such liabilities at December 31, 2005.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 2. Summary of Significant Accounting Policies - continued

New Accounting Pronouncements Standards Implemented

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative.

SFAS No. 123(R) permits public companies to adopt its requirements using one of the two following methods:

1)  A "modified prospective method in which compensation cost is recognized beginning with the effective date (a)based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2)  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro-forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has chosen to early adopt SFAS No. 123(R) effective January 1, 2005, using the modified prospective approach.

Note 3. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $45,000 to related parties 2004, respectively. No such interest payments were made in 2005. No income taxes were paid to the US Government during the years ended December 31, 2005 and 2004. There was a payment of approximately $1,000 to the Israeli Government for their value added tax for the year ended December 31, 2005.

Non-cash investing and financing activities for the years ended December 31, 2005 and 2004 are as follows:

In 2004 the Company issued 2,726,733 shares of its common stock for the acquisition of oil and gas leases. The cost of the leases was recorded at the average stock price on the date of issuance reflecting capital cost of $651,000.

In connection with the acquisition of Lahava and Equital, (see Note 12), the Company issued 1,900,000 shares of common stock with a fair value of $765,000, which resulted in an increase to goodwill of $637,000.

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

The Company entered into a note payable during 2005 in connection with the acquisition of an automobile for $24,000.

During 2004 and 2005, the Company recorded a decrease in the unrealized appreciation on securities available for sale account within stockholders’ equity of $52,000 and $10,000, respectively.

Note 4. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. Prior to 2004 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At December 31, 2004, the investment had an unrealized gain of $10,000.

During 2005 the Company reduced the carrying value of the investment to zero and incurred an unrealized loss of $10,000.

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

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 6. Accounts Payable — Related Parties

At December 31, 2005, accounts payable — related parties consisted of amounts due for advances from related parties, that the Company anticipates repaying out of working capital when cash flows permit.

Note 7. Long-Term Debt

                Long-term debt consists of the following at December 31, 2005:

Mortgage note payable, bearing interest at 7.75%, with minimum monthly payments of $1,270 including interest through the maturity date of May 15, 2013, secured by buildings	$86
Automobile notes payable, bearing interest at 6%, with monthly payments of $1,262 including interest through the maturity date of October 16, 2006, secured by the financed vehicles	27
Automobile note payable, bearing interest at 8.25%, with monthly payments of $494 including interest through the maturity date of December 2010, secured by the financed vehicles	24
Automobile loans payable, bearing interest at 5.6%, with monthly payments of $2,004 including interest through the maturity date of May 7, 2007, secured by two vehicles being financed	45

Total long-term debt	182
Less current portion	47

Total long-term portion	$135

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 7. Long-Term Debt - continued

Total annual maturities of long-term debt are as follows:

2006	$ 47
2007	33
2008	31
2009	20
2010	18
Thereafter	33
Total	$ 182

 Note 8. Asset Retirement Obligations

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of asset retirement obligations for the abandonment of oil and gas producing facilities. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at December 31, 2005. The Company evaluated its 28 wells and has determined a range of abandonment dates between December 2006 and December 2023. The following represents the amount of the retirement obligation during the year ended December 31, 2005:

Beginning balance at January 1	$ 88
Liabilities incurred during the period	--
Liabilities settled during the period	--
Accretion of interest	4
Revisions of estimate	--
Ending balance at December 31	$ 92

Note 9. Stockholders’ Equity

During 2005 and 2004, the Company received $214,000 and $144,000, respectively, for the issuance of 2,720,213 and 542,922 shares, respectively, of the Company’s common stock under certain private stock sales.

Note 10. Income Taxes

A reconciliation of the statutory tax rate to the Company's effective tax rates follows:

	2005	2004
Benefit at statutory rates	(34)%	(34)%
Change in valuation allowance	34%	34%

Effective rate	-%	-%

At December 31, 2005 the deferred tax assets are comprised primarily of the Company’s net operating loss carryforwards and impairment recorded on investments as follows:

Net operating loss carryforwards		$4,378
Impairment on investments		340
Other		6
Less valuation allowance		(4,724)
Net deferred tax asset	$	- -

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

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Note 12. Business Combinations

On January 5, 2004, the Company entered into a business combination with Lahava, acquiring 100% of the partnership interests for a total of 1,500,000 shares of restricted stock. The shares were delivered to the pre-existing partners in proportion to their partnership interests. The transaction was valued based on the estimated fair value of the common stock issued of $637,000, which resulted in recorded goodwill of $637,000. This goodwill was assessed for impairment, and, evaluating the fair value of the reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2005. The purpose of the acquisition is to obtain the licensed areas in Israel known as Zohar 300 to commence drilling in the area, of this combination the acquisition of certain lease rights of Lahava, which at the time there was not material value, until the application of management. As there were no material balance sheet accounts of Lahava to present, none are reflected here.

From May 18, 2004 through August 25, 2004, the Company issued 400,000 shares of its common stock as a down payment on the acquisition of an Israeli partnership, Equital.  The issuances have been valued at $128,000 based on the fair value of the shares at issue date. The terms of the agreement were finalized in August 2004, and consummation of the transaction took place in October 2004 (see Note 10). $220,000 in cash was paid by a related party for the benefit of the Company. Such advance is reflected as a liability to related parties. The results of operations of Equital are included in the consolidated statements of operations from the date of acquisition.

The Company is dedicated to exploring and locating untapped petroleum resources in Israel. In July 2003, the Company completed a purchase in Israel, through Ness Israel, of equipment for oil and gas exploration and production, including recovery. The equipment includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, a large truck, piping, and pumps. The purchase price was $118,000. The equipment is stored in Israel. The Company utilizes these items in its effort to develop and exploit the Israel properties. The Company is currently in its ramp-up to the exploitation of the Israeli interests and is engaged in completing the required engineering, and administrative work. The Company has, through its subsidiary Ness Israel, sold to Modi'in Partnership one half of its license in Zohar, and retains a 50% interest in the license. Ness Israel is currently selling this 50% interest in a public offering on the Tel Aviv Exchange, being undertaken by Modi'in Partnership. In 2005, Ness Energy spent $44,000 on the expansion of well operations in Israel. We expect to have positive results from this in the first half of 2006.

The Company has, through its subsidiary Ness Israel, sold to Modi'in Partnership one half of its license in Zohar, and retains a 50% interest in the license. Ness Israel is currently selling this 50% interest in a public offering on the Tel Aviv Exchange, being undertaken by Modi'in Partnership. In 2005, Ness Energy spent $44,000 on the expansion of well operations in Israel. We expect to have positive results from this in the first half of 2006.

Note 13. Related Party Transactions

During 2003, the Company entered into a contract to purchase oil and gas leases from an officer for the estimated value of the properties $11,637,000 offset against amounts due from the officer of $95,000. The resultant liability was settled in the Company’s common stock in 2004 (See also Note 2, Contracts Settled in the Company’s Common Stock).

Accounts receivable — related parties and accounts payable — related parties at December 31, 2005 consists primarily of amounts due on certain well operations. The net amount of accounts receivable from related parties offset by amounts due to related parties is a net amount payable of $1,488,000. Such advances were primarily used for well expansion, operating expenses, and mineral leases.

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

Note 15. Risk Concentrations

The Company regularly maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits provided by the U.S. Federal Deposit Insurance Corporation. As of December 31, 2005  the Company had no uninsured deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to uninsured cash deposits.

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

Note 16. Subsequent Events - (Unaudited)

In March 2006, the Company, entered into a working interest agreement with certain investors under which the Company sold a working interest to reenter twelve wells. Under the terms of the agreement, the investors have the right to acquire the entire working interest in the wells being sold by the Company for costs plus a certain percentage in exchange for 75% of the net revenues from the sale of the oil and gas produced by the wells. This should generate $1,800,000 in cash to the Company by June 15, 2006.  As wells are completed and production is sold, net income, and the related cash flow, should increase by approximately, $4,000,000 to $7,000,000 annually, for the next seven years, conservatively, based on the Company's Reserve Report.

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

This section provides information required by SFAS No. 69, Disclosures About Oil and Gas Producing Activities.

The Securities and Exchange Commission ("SEC") defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

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

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED) - continued

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Future cash inflows	$630,581,000	$209,942,000
Future production costs	(82,544,000)	(27,930,000)
Future development costs	(24,425,000)	(4,326,000)
Future income tax	(144,115,000)	(30,151,000)

Future net cash flows	379,497,000	147,535,000
10% annual discount	(169,807,000)	(78,293,000)

Standardized measure of discounted future net cash flows	$ 209,690,000	$69,242,000

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Net change in sales and transfer prices and in production costs related to future production	$96,864,000	$15,281,000
Change in estimated future development costs	(10,029,000)	(880,000)
Sales of oil and gas produced during the period , net of production costs	(1,157,000)	(319,000)
Net change due to purchase of minerals in place	70,915,000	33,097,000
Accretion of discount	--	--
Net change due to revisions in quantity estimates	27,038,000	3,425,000
Net change in income tax expense	(43,121,000)	(4,965,000)
Other - unspecified	(62,000)	320,000

	$140,448,000	$45,959,000

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

NESS ENERGY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

 SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED) - continued

These estimates are furnished and calculated in accordance with requirements of the Financial Accounty Standards Board ("FASB") and the SEC. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows does not necessarily represent management’s assessment of future profitability or future cash flow to the Company.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 2005, is as follows (000):

	Properties (000)			Net Book
	Unproved	Proven	Depletion	Value
December 31, 2004	$1,134	$13,038	$139	$14,033
Expenditures	1,852	263	--	2,115
Reclass proven wells	(669)	669	--	--
Expensed/dry holes	--	--	48	48

December 31, 2005	$2,317	$13,970	$187	$16,100

Production
(2) Production	2004		2005
Natural Gas Per MCF
North Texas	Price	Production	Price	Production
A) Average sales price	$4.62	48,360	$6.70	59,508
B) Average production cost	$3.76		$1.95
South Texas
A) Average sales price	$4.57	15,480	$6.06	58,216
B) Average production cost	$0.96		$1.68
Oil per Barrel
North Texas
A) Average sales price	$43.56	438	$52.05	247
B) Average production cost (1)	--	--	--	--
South Texas
A) Average sales price	--	--	$52.28	523
B) Average production cost (1)	--	--	--	--
(1) Oil production is a derivative product and therefore, production costs are assigned to gas production only.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2005

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price
Proved Producing
North Texas	20	16	5,030	3,823	$ 5.56
South Texas Reentry	3	2	368	368	5.56
Subtotal	23	18	5,398	4,191	$ 5.56

Proved Nonproducing
North Texas	--	--	7,366	7,366	$ - -
South Texas Reentry	--	--	290	290	--
Subtotal	--	--	7,656	7,656	--
Company Total	23	18	13,054	11,847	$ 5.56

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