Form 10QSB
period 2006-03-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-05-24
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 2006, the Registrant had 170,621,811 shares of common stock issued and outstanding, of which 1,768,971 shares are held in reserve by the transfer agent.

Transitional Small Business Disclosure Format (check one):

    Yes [  ] No [X]

PART I  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share amounts)
March 31, 2006
(Unaudited)

Assets
Current Assets:
Cash	$78
Accounts receivable - trade	429
Accounts receivable - related parties	350
Other current assets	89

Total Current Assets	946
Property and Equipment:
Property and equipment, net	1,748
Oil and gas properties - full cost method:
Oil and gas properties, unproved	2,248
Oil and gas properties, proved	13,938

Total oil and gas properties	16,186
Less accumulated depreciation and depletion	(201)

Net oil and gas properties	15,985

Total Property and Equipment	17,733
Goodwill	3,724

Total Assets	$22,403

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,270
Accounts payable - related parties	1,669
Current portion - long term debt	47

Total Current Liabilities	3,986
Asset retirement obligations, non-current	92
Long-term debt	128
Contingencies	--
Stockholders' Equity:
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 500,000,000 shares authorized, 168,621,855 shares
issued and outstanding	36,530
Accumulated deficit	(18,333)
Total Stockholders' Equity	18,197

Total Liabilities and Stockholders' Equity	$22,403

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, except share and per share amounts)
Three Months Ended March 31,
(Unaudited)
	2006	2005
Revenues:
Oil and gas revenues	$160	$1,360

Cost of Revenues:
Lease operating expenses	55	38
Production taxes	2	2
Compression expenses	--	1
Depreciation and depletion	48	29

Total Cost of Revenues	105	70

Gross Profit	55	1,290

General and administrative expenses	390	988

Operating income (loss)	(335)	302
Other Income (Expense):
Interest expense	(22)	(2)

Income (Loss) Before Income Taxes	(357)	300
Income Taxes	--	--

Net Income (Loss)	$(357)	$300

Net Income (Loss) Per Weighted Average Share--Basic and Diluted:	$(.00)	$.00

Weighted Average Shares Outstanding	168,621,855	152,129,793
See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Three Months Ended March 31,
(Unaudited)
	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$(357)	$300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Depreciation and depletion	48	29
Stock issued for services	--	416
Loss from investment in unconsolidated partnerships	29	--
Changes in operating assets and liabilities: Accounts receivable - trade	47	(197)
Accounts receivable - related parties	--	86
Other current assets	(4)	--
Accounts payable and accrued expenses	189	(289)
Accounts payable - related parties	(169)	294
Net Cash Provided By (Used In) Operating Activities	(217)	639

Cash Flows From Investing Activities
Proceeds from sales of working interest	104	--
Capital expenditures	--	(458)
Net Cash Provided By (Used In) Investing Activities	104	(458)

Cash Flows From Financing Activities
Repayments on long term debt	(7)	(6)
Proceeds received from sale of common stock	--	136

Net Cash Provided By (Used In) Financing Activities	(7)	130

Net Change in Cash	(120)	311
Cash at Beginning of Period	198	103

Cash at End of Period	$78	$414

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have veen prepared assuming that the Company will continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and we cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures and working capital needs.

The ability to obtain additional financing from other sources depends on many factors beyond the control of the Company, including the state of the capital markets and the prospects for business growth.  The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock.  The consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

However, the Company believes that its existing cash, the improving oil and gas industry, possible negotiated private sales of the Company's common stock, together with anticipated cash flows from operations and possible borrowings, if necessary, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund operating losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-QSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

(a)        Comparison of the three-month periods ended March 31, 2006, and 2005.
Revenues

Oil and gas revenues for the three-month period ended March 31, 2006 were $160,000 as compared to $1,360,000 for the same period in 2005. The significant decrease in revenues is due mainly to well management services delivered in 2005 of $1,045,000, and to a much lesser degree, a decrease in expected production of natural gas production during the first quarter of 2006, due to infrastructure improvements of gas gatherers in North Texas, and well repairs in South Texas.

Cost of Revenues

Costs of oil and gas revenues for the three-month period ended March 31, 2006 increased $35,000 to $105,000 as compared to $70,000 for the corresponding period ended March 31, 2005. This increase is the result of increased lease operating expenses as the Company repaired wells in South Texas and increased depletion costs (a non-cash expense) due to an increased depletion rate.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 were $390,000, a $598,000 decrease as compared to $988,000 for the corresponding period in 2005. This decrease is the result of the Company’s reduced efforts in our well management services, and was slightly improved by management’s emphasis on expense controls.

Depreciation and Depletion

Depreciation and depletion increased by $19,000 to $48,000 for the three months ended March 31, 2006, due to an increased rate in 2006 of $.0011 from a rate of $.0005 for 2005. Production during 2006 was 5,976 EBO an increase of 112 EBO from 5,864 EBO for 2005.

Net Income (Loss)

The net loss for the three months ended March 31, 2006 was $357,000 as compared to net income of $300,000 for the same period in 2005. The reduced income was primarily due to decreased revenues, which was offset by reduced general and administrative expenses, due to reduced requirements of well management services, and tighter management controls.

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

As of March 31, 2006, current liabilities exceeded current assets by $3,040,000 and we had a net loss of $357,000 for the three months ended March 31, 2006 as well as net losses experienced in previous years. Although we have increased our negative working capital position by $183,000 in the first three months of 2006 and although we have an accumulated deficit of $18,333,000 at March 31, 2006, total stockholders’ equity was $18,197,000. Additionally, we are currently in negotiations with certain lending institutions and private parties to secure additional funding for our production base.  Management is also continuing to focus on reducing our expense items. In conjunction with these efforts, management believes that we will be able to reverse the negative trends mentioned above within reasonable periods of time. However we can provide no assurance that we will be able to obtain sufficient funding or generate sufficient cash flows to fund our operations.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	exploration, development, and drilling plans;

•	future general and administrative expenses;

•	future growth;

•	future exploration;

•	future geophysical and geological data;

•	generation of additional properties, reserves;

•	new prospects and drilling locations;

•	future capital expenditures;

•	sufficiency of working capital;

•	ability to raise additional capital;

•	projected cash flows from operations;

•	outcome of any legal proceedings;

•	drilling plans;

•	timing or results of any wells;

•	interpretation and results of seismic surveys or seismic data;

•	future production or reserves;

•	lease options or rights;

•	participation of operating partners;

•	continued receipt of royalties; and

•	any other statements regarding future operations, financial results, opportunities, growth, business plans, and strategies.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of certain members of the our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of the end of the period ended March 31, 2006, with respect to communicating to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report in a timely manner.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by acts of individuals. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                    There were no securities sold during the first quarter of 2006 without registration.

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

Dated: May 24, 2006	Ness Energy International, Inc. BY: /S/ Sha Stephens —————————————— Sha Stephens President (principal executive officer)

Dated: May 24, 2006	Ness Energy International, Inc. BY: /S/ Judson F. Hoover —————————————— Judson F. Hoover Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated May 24, 2006.

31.2	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated May 24, 2006.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.