Form 10KSB/A
period 2004-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-06-30
CIK 353634

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

As of March 11, 2005, there were 155,308,485 outstanding shares of the issuer's Common Stock, no par value. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $31,061,697. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

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

EXPLANATORY NOTICE

As part of its periodic review of our filings, the staff of the Securities and Exchange Commission (“SEC”) concluded that there were certain items that needed correction. The majority of these items related to Unaudited Supplemental Oil and Gas data that accordingly, we have restated (which included estimated future net cash flows and the related present value amounts for all years presented), and we have addressed all the issues presented from that certain comment letter from the SEC dated July 13, 2005, and subsequent communications. This Amendment No. 4 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as originally filed on March 30, 2005, is being filed to correct those items.

INDEX

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

Domestic

Ness had 27 wells producing revenues in 2004, two in South Texas, and 25 in North Texas, with approximately 9,306 acres of additional land available, to pursue additional drilling operations. The Company is pursuing the approximately 14 million dollars that is believed to be necessary for the development of these wells. The potential domestic production of these wells when producing, is expected to exceed 32,323,000 MCF of natural gas.

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

Domestically, as of December 31, 2004, the Company’s future net cash flows has been estimated by Yeager Engineering, an independent engineer consultant in oil and gas technology, to be approximately $147,535,000. This compares to $58,911,000 as of December 31, 2003. The increase, in excess of 150% from 2003, is the result of, but not limited to, strategic acquisitions, revisions on previous quantity estimates, and higher oil and natural gas prices.

	2004	2003	Change %
Future net cash flows	147,535,000	58,911,000	150%
Standardized measure of discounted future net cash flows	69,242,000	23,283,000	197%

For the year ended December 31, 2004, the Company’s proved oil reserves increased approximately 195,000 bbls from 62,000 bbls to 257,000 bbls. The Company’s proved gas reserves increased from approximately 15,204,000 MCF to 32,323,000 MCF. The increase in reserves is primarily attributable to the previously mentioned acquired properties. These numbers are estimates, and may vary from the actual production due to many variables, (please see: Certain Factors Affecting Future Results).

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

On September 28, 2004, the SEC released Staff Accounting Bulletin ("SAB") 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations ("AROs")," by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company's ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS 143. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. Since our adoption of SFAS 143 on January 1, 2003, we have calculated the ceiling test and our depreciation, depletion and amortization expense in accordance with the interpretations set forth in SAB 106; therefore, the adoption of SAB 106 had no effect on our financial statements.

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

The Company accounts for issuances of its shares of common stock for services under the fair value method. For shares issued for services, the fair market value of the Company’s common stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The statement  requires stock-based compensation transactions to be accounted for based on the fair value of the services rendered, property received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value method generally recognizes expense to the extent of the fair market value for the shares exchanged, after taking into account various factors , such as but not limited to, the volatility, transferability, and market conditions, that existed at the grant date. The Company does not currently differentiate between employee and non-employee recipients of these stock transactions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Ness owns the following Working Interests:

•  Poolville Production Field, primarily in North Texas

•  Mills Production, primarily in Clay, Jack, Palo Pinto and Parker Counties of Texas

•  Barnett Shale, primarily in Parker, Palo Pinto and Erath Counties of Texas

•	South Texas re-entry wells, primarily in Dewitt and Lavaca Counties of Texas.

Production
(2) Production	2003		2004
Natural Gas Per MCF
Coffey/Greenwood Field	Price	Production	Price	Production
A) Average sales price	$4.44	6,955	$5.02	744
B) Average production cost	$2.10		$3.76
Moby Dick Field
A) Average sales price	$4.57	15,480	$4.27	24,954
B) Average production cost	$0.96		$3.76
Graford South Field
A) Average sales price	$3.85	1,594	$4.64	7,625
B) Average production cost	$1.96		$3.76
Oldworld
A) Average sales price	--	--	$5.17	15,037
B)Average production cost	--	--	$3.76
Oil per Barrel
Moby Dick Field
A) Average sales price	--	--	$43.56	360
B) Average production cost (1)	--	--	--	--
Oldworld
A) Average sales price	--	--	$43.67	78
B) Average production cost (1)	--	--	--	--
(1) Oil production is a derivative product and therefore, production costs are assigned to gas production only.

Reserves Reported to Other Agencies

No reserves were reported to other federal agencies.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2004

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	Standardized measure of discounted future net cash flows	Projected Additional Investment
Proved Producing
North Texas	34	25	2,459	1,869	$ 5.56	$ 858,000	$ --
South Texas Reentry	2	2	125	125	$ 5.56	$ 37,000	$ 8,000
Subtotal	36	27	2,584	1,994	$ 5.56	$ 895,000	$ 8,000

Proved Nonproducing
North Texas	--	--	4,676	4,676	--	$ 51,660,000	$ 2,623,000
South Texas Reentry	--	--	1,263	1,263	--	$ 16,687,000	$ 1,695,000
Subtotal	--	--	5,939	5,939	--	$ 68,347,000	$ 4,318,000
Company Total	36	27	11,890	11,300	$ 5.56	$ 69,242,000	$ 4,326,000

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

Critical Accounting Issues

Oil and Gas Property and Equipment

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Under the rules of the Securities and Exchange Commission ("SEC") for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs as adjusted for the Company's cash flow hedge positions, plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects..

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated dismantlement and abandonment costs, net of salvage values, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed for impairment quarterly and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties, including consideration received from sales or transfers of properties in connection with partnerships, joint venture operations or drilling arrangements, are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonment of properties is accounted for as an adjustment to capitalized costs with no loss recognized. No impairment was required in 2004 and 2003.

In addition, the capitalized costs are subject to a “ceiling test,” For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under SFAS 143. For purposes of our depletion calculation, we include in future development costs the estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed proportions for which we have booked an obligation under SFAS 143.

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

Asset Retirement Obligation

Pursuant to SFAS No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount of the estimated liability is recorded as an expense in the income statement.

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” we carry a liability for any legal retirement obligations on our oil and gas properties. The associated asset retirement costs are capitalized as part of the full cost pool.

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. For example, as we analyze actual plugging and abandonment information, we may revise our estimates of current costs, the assumed annual inflation of these costs and/or the assumed productive lives of our wells. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates. During 2004, and 2003 the Company recognized $6,000 and $2,000, respectively of accretion.

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

Results of Operations

(a) Revenues

The Company accomplished the following financial and operating results from 2003 to 2004:

1.     Grew the standardized measure of discounted future net cash flows by over $45,959,000, or 197% primarily through development and acquisition.

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

ITEM 8a CONTROLS AND PROCEDURES

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the date of the original filing of this report, March 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the SEC.

Since March 31, 2005, there have been no changes in our internal controls over financial reporting that occurred subsequent to the date of their last evaluation that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

23.6
 Oil and Gas Property Evaluation as of December 31, 2004 by Richard Yeager, Petroleum Engineer, Yeager Engineering Company, Fort Worth
 Texas and John C Weaver, P.E. Arlington, Texas, incorporated by reference to Ness’s Form 10KSB for the year ended December 31, 2004.+

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

Ness Energy International, Inc.

June 30, 2006	By: /s/ Sha Stephens
Sha Stephens
President and Chief Executive Officer

June 30, 2006	By: /s/ Judson F. Hoover
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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(Rounded to thousands, except share amounts)
December 31, 2004

Assets
Current Assets:
Cash	$ 103
Accounts receivable - trade	94
Accounts receivable - related parties	92
Investments - available for sale	10
Other current assets	13
Total Current Assets	312

Property and Equipment:
Property and equipment, net	1,838
Oil and gas properties - full cost method:
Oil and gas properties, unproved	1,134
Oil and gas properties, proved	13,038
Total Oil and Gas Properties	14,172
Less accumulated depreciation and depletion	(139)

Net oil and gas properties	14,033

Total Property and Equipment	15,871
Goodwill	3,760
Total Assets	$ 19,943

Liabilities and Stockholders' Equity
Accounts payable and accrued expenses	$ 948
Accounts payable - related parties	1,322
Current portion - long-term debt	44
Total Current Liabilities	2,314
Asset retirement obligations, non-current	88
Long-term debt	165
Contingencies	--
Stockholders' Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 200,000,000 shares authorized,
150,420,374 shares issued and outstanding	34,182
Accumulated deficit	(16,816)
Accumulated other comprehensive income	10
Total Stockholders' Equity	17,376
Total Liabilities and Stockholders' Equity	$ 19,943

See notes to consolidated financial statements.

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Years Ended December 31, 2004 and 2003

	2004	2003
Revenues
Oil and gas revenues	$ 1,153	$ 108
Expenses
Lease operating expenses	513	31
Production taxes	25	8
Compression expenses	7	4
Depletion and depreciation	160	109
General and administrative expenses	1,727	2,256
Total Operating Expenses	2,432	2,408
Operating loss	(1,279)	(2,300)

Other Income (Expenses)
Interest expense	(2)	(7)
Interest expense - related party	(32)	(45)
Other income	13	6
Loss from operations before tax	(1,300)	(2,346)
Income tax expense	--	--

Net loss before other comprehensive loss	(1,300)	(2,346)
Unrealized losses on certain investments in equity securities, net of tax	(52)	22

Comprehensive Net Loss	$ (1,352)	$ (2,324)
Net Loss Per Weighted Average Share:
Net Loss per share - basic and diluted	$ (0.01)	$ (0.03)
Weighted Average Shares Outstanding	134,431,683	87,030,525

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

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)
Years Ended December 31, 2004 and 2003

	2004	2003
Cash Flows From Operating Activities
Net Loss	$(1,300)	$(2,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	160	109
Accretion of interest on asset retirement obligations	6	2
Recognition of services performed for stock	--	271
Stock issued for:
Services	636	529
Employee benefits	--	472
Retirement of stock issued for deferred consulting, net	(809)	--
Change in operating assets and liabilities: Accounts receivable - trade	(74)	(13)
Accounts receivable - related parties	--	(208)
Other current assets	59	(69)
Accounts payable and accrued expenses	746	184
Accounts payable - related party, net of settlement of acquisition, see note 2	1,168	131

Net Cash Provided By (Used In) Operating Activities	592	(938)
Cash Flows From Investing Activities
Capital Expenditures	(418)	(601)
Repayments of related party notes receivable	--	(4)
Net Cash Used in Investing Activities	(418)	(605)
Cash Flows From Financing Activities
Proceeds from borrowings on debt - related party	--	189
Proceeds from borrowings on long-term debt	--	250
Repayments on long-term debt	(571)	(200)
Proceeds received from sales of common stock	144	1,587
Net Cash Provided By (Used In) Financing Activities	(427)	1,826
Net Change in Cash	(253)	283
Cash at Beginning of Year	356	73
Cash at End of Year	$103	$356

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

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Under the rules of the Securities and Exchange Commission ("SEC") for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs as adjusted for the Company's cash flow hedge positions, plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects. Depletion rates were $1.34 per MCF for 2003, and $0.00038 per mcf for 2004.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated dismantlement and abandonment costs, net of salvage values, are amortized on the unit-of-production method using estimates of proved reserves. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Such unproved properties are assessed for impairment quarterly and any provision for impairment is transferred to the full-cost amortization base. Sales of oil and gas properties, including consideration received from sales or transfers of properties in connection with partnerships, joint venture operations or drilling arrangements, are credited to the full-cost pool unless the sale would have a significant effect on the amortization rate. Abandonment of properties is accounted for as an adjustment to capitalized costs with no loss recognized. No impairment was required in 2004 and 2003.

Financial Statements Index

In addition, the capitalized costs are subject to a “ceiling test,” For purposes of the ceiling test, we remove the discounted present value included in our future development costs on our reserve report for which we have already booked an obligation under SFAS 143. For purposes of our depletion calculation, we include in future development costs the estimated plugging and abandonment costs, net of estimated salvage values, for proved undeveloped wells. For purposes of both of these calculations, we do not include plugging and abandonment costs in our future development costs on developed proportions for which we have booked an obligation under SFAS 143. As capitalized costs do not exceed the estimated present value limitation, the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2004 and 2003.

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

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” we carry a liability for any legal retirement obligations on our oil and gas properties. The associated asset retirement costs are capitalized as part of the full cost pool.

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

Revenue Recognition

Oil and gas production sales are recorded upon receipt of remittance advices from purchasers of the production and based on estimated production sales and related production taxes at the financial statement date. Such estimates take into consideration production volumes, revenue interests, sales price histories and appropriate reductions. At the time sales are recognized the Company typically has a contract to deliver a specified product, at a specified location, at a specified price. Where the Company deals with large well capitalized buyers, there is a strong evidence of collection.

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

Financial Statements Index

Securities Issued for Property and Services

The Company accounts for issuances of its shares of common stock for services under the fair value method. For shares issued for services, the fair market value of the Company’s common stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The statement  requires stock-based compensation transactions to be accounted for based on the fair value of the services rendered, property received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value method generally recognizes expense to the extent of the fair market value for the shares exchanged, after taking into account various factors , such as but not limited to, the volatility, transferability, and market conditions, that existed at the grant date. The Company does not currently differentiate between employee and non-employee recipients of these stock transactions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

On September 28, 2004, the SEC released Staff Accounting Bulletin ("SAB") 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations ("AROs")," by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company's ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS 143. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. Since our adoption of SFAS 143 on January 1, 2003, we have calculated the ceiling test and our depreciation, depletion and amortization expense in accordance with the interpretations set forth in SAB 106; therefore, the adoption of SAB 106 had no effect on our financial statements.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees, vendors, or outside consultants/contractors, using APB Opinion No.25's fair value method and, as such, generally recognizes expense to the extent of the fair market value of the shares exchanged, after taking into account various factors, such as but not limited to, number of shares, market, and other stock restrictions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall consolidated financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement is expected to reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Financial Statements Index

Note 3. Business Combinations

On April 11, 2003, the Company entered into a business combination with two companies related by common ownership (Hesed and Ness of TX — see Note 1), acquiring 100% of the net assets of each for a total of 14,301,688 shares of restricted stock. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $3,123,000. This goodwill was assessed for impairment, and, evaluating the fair value of the Hesed reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2004, and 2003. The results of operations of Hesed and Ness of TX are included in the consolidated statements of operations from the date of acquisition.

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

The Company made non-cash adjustments to the Asset Retirement obligation with a corresponding adjustment to Property and Equipment, during 2004 of $39,000.

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

Financial Statements Index

Ness Energy International, Inc. and Subsidiaries
SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Future cash inflows	$209,942,000	$73,020,000
Future production costs	(27,930,000)	(9,143,000)
Future development costs	(4,326,000)	(713,000)
Future income tax	(30,151,000)	(4,253,000)

Future net cash flows	147,535,000	58,911,000
10% annual discount	(78,293,000)	(35,628,000)

Standardized measure of discounted future net cash flows	$ 69,242,000	$ 23,283,000

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Net change in sales and transfer prices and in production costs related to future production	$15,281,000	$264,000
Change in estimated future development costs	(880,000)	201,000
Sales of oil and gas produced during the period , net of production costs	(319,000)	(25,000)
Net change due to Purchase of minerals in place	33,097,000	11,084,000
Accretion of discount	--	172,000
Net change due to revisions in quantity estimates	3,425,000	12,301,000
Net change in income tax expense	(4,965,000)	(926,000)
Other - unspecified	320,000	(8,000)

	$45,959,000	$23,063,000

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