Form 10KSB/A
period 2005-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-07-05
CIK 353634

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

Issuer had revenues of $2,333,000 for the fiscal year ended December 31, 2005.

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

Table of Contents
EXPLANATORY NOTICE

This amendment is being filed to cure certain formatting and printing items, to provide the information required in Items 9, 10, 11, and 12 as Ness will not be filing a proxy in the prescribed period.

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

During 2005 Ness Energy International, Inc. (The Company) continued to focus its efforts primarily on the Gulf Coastal Plains of South Texas. The Company’s activity was centered primarily in Dewitt, Lavaca and Karnes Counties, where we acquired approximately 1000 additional mineral acres, bringing our total acreage position to approximately 2500 acres, on which exploration and production activities are planned.

The Company began re-entry programs on a total of 4 wells, with one successful completion in what is likely to be a new producing field, in which much of the additionally acquired acreage is situated. We began a workover program on one well that was previously producing, and anticipate another re-work on an additional producing well in the near future. These re-works are anticipated to yield an approximate 100% increase in existing production for these wells, as well as reduced overhead.

We have 3 wells in South Texas that we anticipate completing in the second quarter of 2006. We currently have plans for at least 3 additional re-entries in 2006, as well as the probability of 1 new drill project.

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

Israel

The Company is dedicated exploring and locating untapped petroleum resources in Israel. In July 2003, the Company completed a purchase in Israel, through Ness Israel, of equipment for oil and gas exploration and production, including recovery. The equipment includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, a large truck, piping, and pumps. The purchase price was $118,000. The equipment is stored in Israel. The Company utilizes these items in its effort to develop and exploit the Israel properties. The Company is currently in its ramp-up to the exploitation of the Israeli interests and is engaged in completing the required engineering, and administrative work. The Company has, through its subsidiary Ness of Israel, sold to Modiin Partnership one half of their license in Zohar, and retains a 50% interest in the license. Ness of Israel is currently selling this 50% interest in a public offering being undertaken by Modiin Partnership. In 2005, Ness Energy spent $44,000 on the expansion of well operations in Israel. We expect to have positive results from this in the first half of 2006.

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

Domestic

Ness had 23 wells producing revenues in 2005, of which 3 were in South Texas, and 21 were in North Texas, with approximately 8,966 acres of additional land available, to pursue additional drilling operations. The Company is pursuing the approximately 24 million dollars that is believed to be necessary for the development of these wells., through both public and private sources. This includes, but not limited to debt, investment partnerships, and other potentially none traditional methods. The potential domestic production of these wells when producing, is expected to exceed 11,116,568 Equivalent Barrels of Oil, as cited in the Company’s Reserve Reports.

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

PROVED RESERVES POSITION

In Israel, the Company has the drilling rights, either directly, or indirectly, to 353,800 SKM. Ness is currently expanding efforts to satisfy, engineering and licensing requirements on the Med Ashdod, Nir-AM, Beeri, and Zohar leases. Additionally, Ness has entered into operator agreements with Modi’in Management, a Ness subsidiary. In 2005 Ness of Israel sold 50% of its license in the Zoham field to Modiin Limited Partnership. This partnership is managed by Modiin Management, which is 90% owned by Ness of Israel. Ness by and through its subsidiaries, owns approximately 15% of Modiin Partnership.

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

Customers and Distribution Methods

The Company primarily delivers natural gas and oil products to the market. The Company is pursuing plans to expand of offering its well management services. The Company cannot, on its own, deliver products to the consumer. The Company sells it products to intermediaries, who either have, or have access to, consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require, other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to nine customers, with Embridge Energy Corporation being the largest one accounting for approximately 45% of such sales.

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

The Company has adopted SFAS 123(R) on January 1, 2006.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Offices

The Company owns one office building on one-half acre of land in Willow Park, Texas. In addition, the Company owns one office building and storage facility on 11.4 acres of land in Willow Park, Texas The mortgage balance on this property as of December 31, 2005 was, $86,000. The Company also owns one office unit in a building in Netanya Israel.

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

Reserves Reported to Other Agencies

No reserves were reported to other federal agencies.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2005

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	Standardized measure of discounted future net cash flows	Projected Additional Investment
Proved Producing
North Texas	20	16	5,030	3,823	$ 5.56	$ 615,000	$ --
South Texas Reentry	3	2	368	368	$ 5.56	$ 2,582,000	$ 54,000
Subtotal	23	18	5,398	4,191	$ 5.56	$ 3,197,000	$ 54,000

Proved Nonproducing
North Texas	--	--	7,366	7,366	--	$ 74,228,000	$ 4,081,000
South Texas Reentry	--	--	290	290	--	$ 132,265,000	$ 20,290,000
Subtotal	--	--	7,656	7,656	--	$ 206,493,000	$ 24,371,000
Company Total	23	18	13,054	11,847	$ 5.56	$ 209,690,000	$ 24,425,000

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

        In December 2005, the Company issued 3,311,321 restricted shares of its common stock to employees, consultants, and Directors for services received over a period of time based on the fair market value of the shares and on market factors available at the time.

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

(b) Costs and Expenses

General and administrative costs were increased by 154% to $2,659,000 for 2005 from $1,727,000 for 2004. The increases in general and administrative expenses increased primarily due to costs associated with pursuing new ventures.

(c) Depreciation and Depletion

Depreciation and depletion increased from $160,000 in 2004 to $200,000 in 2005. This increase is predominately due to increased production, generating increased depletion costs. Depletion rates were $0.0024 per MCF for 2004, and $0.0042 per MCF for 2005.

(d) Net Loss

Although the Company still has a loss of $1,219,000 for the year ended December 31, 2005, this reflects an improvement of 10% from the 2004 loss of $1,352,000. The change is due primarily from management’s decisions with respect to the choice of wells to be developed, sales of deep mineral rights that the Company was not intending to develop, and tighter costs controls and to a much lesser extent an increase in sale prices. The Company continues to evaluate all possible avenues to improve results, including, but not limited to, continued well expansion, sales of certain mineral rights, continued well management services, and tighter management controls.

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

As of December 31, 2005, the Company’s current liabilities exceed its current assets by $2,867,000 and the Company has experienced net losses of $1,219,000 and $1,352,000 for the years ended December 31, 2005 and 2004, respectively. Although the Company has an accumulated deficit of $18,025,000 at December 31, 2005, total stockholders’ equity is $18,505,000. The Company, through one of its subsidiaries, has entered into a partnership agreement to complete twelve wells in South Texas for cost plus a continued interest in the producing wells.. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,877,000 of current liabilities at December 31, 2004 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. To a lesser extent, management is continuing to improve on efficiencies to be gained in the general and administrative expense items. In conjunction with these efforts, management believes that the Company will be able to improve revenues, reduce expenses, and improve operations, thus reversing the negative trends mentioned above.

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

Year Expiring	(000 omitted)
2011	$ 1
2012	2
2018	104
2019	1,991
2020	2,532
2021	1,390
2022	2,071
2023	2,331
2024	1,295
2025	1,209
Total	$ 12,926

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2005.

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

Based solely upon a review of forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for HSOI, Shannon K. Stephens, Mary Gene Stephens, J.F. Hoover, Richard Nash and Mark Bassham, all of whom filed forms 5 on June 30, 2006.
ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
	Securities Other Annual				All Other Underlying Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)	shares	($)

Sha Stephens (1) Chief Executive Officer	2005 2004 2003	$175,000 $120,299 $83,333	-- -- --	-- -- --	1,019,491 731,225 --	-- -- --
JF Hoover (2) Chief Financial Officer	2005 2004 2003	$104,544 $8,712 --	-- -- --	-- -- --	644,491 -- --	-- -- --
Robert Nash	2004 2003 2002	-- -- --	-- -- --	-- -- --	850,000 -- 345,000	-- -- --
Mark Bassham	2004 2003 2002	-- -- --	-- -- --	-- -- --	700,000 110,000 5,000	-- -- --

(1) Sha Stephens was employed in May 2003.
(2) JF Hoover was employed in December, 2004.

Options:
There were no options granted in 2005 and there are currently no options or other rights outstanding.

COMPENSATION OF DIRECTORS

None.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

Currently the Employment agreement with Rick Hoover, continues.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of Ness’s Common Stock as of based on information available to Ness by (I) each person who is known by Ness to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of Ness's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMLY as a group.

Name and Address of Beneficial Owner	Number of Shares	(1) Percentage
	Beneficially Owned
---------------------------	------------------------	------------------
Shannon K Stephens	17,837,775	10.5%
4201 E I-20 Service Road
Willow Park Texas 76087

Rick Hoover	644,491	0.4%
4201 E I-20 Service Road
Willow Park Texas 76087

Mark Bassham	715,000	0.4%
4201 E I-20 Service Road
Willow Park Texas 76087

Richard Nash	1,205,000	0.7%
4201 E I-20 Service Road
Willow Park Texas 76087

Mary Gene Stephens	19,016,740	11.1%
4201 E I-20 Service Road
Willow Park Texas 76087

Hayseed Stephens Oil Inc.	4,692,745	2.8%
4201 E I-20 Service Road
Willow Park Texas 76087

Stacey Stephens	17,837,774	10.5%
4201 E I-20 Service Road
Willow Park Texas 76087

All directors and executive officers as a group (4 persons) a group (4 persons)	20,402,266	12.0%

(1)   Percentage of ownership is based on 170,621,811 shares of Common Stock outstanding on May 15, 20065.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     Ness has entered intoan agreement with Hayseed Stephens Oil, Inc. whereby Ness receives $2,750 per month as reimbursement for management, accounting, telephone and copier services. This reimbursement is recorded as a reduction in general and administrative expenses. The agreement is effective through December 31, 2002 and was extended through March 31, 2003 when it was cancelled. Ness currently owes Hayseed Stephens Oil, Inc. an aggregate of $913,000

(b)     On March 31, 2003, the Board of Directors ratified an agreement by the Company, dated effective December 31, 2003, to purchase working interests in oil and gas leases from Sha Stephens for $11,684,856. The actual property transfer was deemed effective October 1, 2003 and an independent evaluation was prepared by Yeager Engineering and verified by certified engineer John Weaver P.E. The amount is offset by amounts due from Mr. Stephens with the closing and settlement of the transaction having been settled by issuance of the Company’s common stock on or around May 2004. The consideration paid was 36,000,000 shares of restricted common stock of Ness, paid by Ness under the Agreement. Mr. Stephens shall be restricted from resale of the stock, as a significant restriction on value, per law and regulations. The Company guarantees that Mr. Stephens shall be permitted to recognize the value of the purchase price, exclusive of commissions, of at least $11,500,000 by December 31, 2013, through the sale of the stock, limited by, rules and regulations applicable to resale by an insider, including without limitation Rule 144, during such time as Mr. Stephens is an insider. Also, Ness guaranteed that it would not be subject to any of the following events: bankruptcy filing by Ness, common stock stops trading for any reason of more than 10 business days, sells or disposes its assets or ceases to do business or suffers the filing of any lawsuit against it which in any way could result in an order effecting its assets or a monetary amount of over $500,000. Mr. Stephens is be permitted to record a security interest or have Ness execute additional documents to supply such security on these issues.

(c)     On April 22, 2003, the company issued 11,312,523 restricted common stock to Hayseed Stephens and Hayseed Stephens Oil Inc. in settlement of debt of $2,876,450 less $104,305 due from these parties.

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

23.7
 Oil and Gas Property Evaluation as of December 31, 2004 by Richard Yeager, Petroleum Engineer, Yeager Engineering Company, Fort Worth
 Texas and John C Weaver, P.E. Arlington, Texas, incorporated by reference to Ness’s Form 10KSB for the year ended December 31, 2004. +

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ness Energy International, Inc. and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the years then ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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
Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Well Management Services	$ 1,564	$
Oil and gas revenues	818	1,153
Total Revenues	2,382	1,153

Production taxes	19	25
Compression expenses	--	7
Depletion and depreciation	200	160
General and administrative expenses	4,386	1,727
Total Operating Expenses	4,863	2,432
Operating loss	(2,481)	(1,279)

Other Income (Expenses)
Interest expense	(78)	(2)
Interest expense - related party	--	(32)
Other income (expense)	(1)
Gain on sale of investment property	1,400	13
Loss from operations before tax	(1,160)	(1,300)

Net loss before other comprehensive loss	(1,160)	(1,300)
Unrealized losses on certain investments in equity securities, net of tax	(10)	(52)

Comprehensive Net Loss	$ (1,170)	$ (1,352)
Net Loss Per Weighted Average Share:
Net Loss per share - basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares	159,024,548	134,431,683

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	Common Stock		Paid-In	Accumulated	Common Accum		Deferred
					Stock to Other
					Be issued Comprehensive
	Shares	Amount	Capital	Deficit	Income		Consulting	Total
Balance January 1, 2004	99,478,980	$21,528	32	$(15,516)		$62	$(828)	$5,278

Issuance of common stock for:
Future services	8,943,873	3,073	-	-		-	(2,520)	553
Oil and gas property	2,726,733	651	-	-		-	-	651
Services	3,061,243	636	-	-		-	-	636
Cash	542,922	144	-	-		-	-	144
Shares issued in acquisition of subsidiaries	1,900,000	765	-	-		-	-	765
Shares issued to extinguish related party debt	33,766,533	11,542	-	-		-	-	11,542
Retirement of stock issued for deferred consulting	-	(4,157)	-	-		-	3,348	(809)
Retirement of stock purchase warrants	-	-	(32)	-		-	-	(32)
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-					(52)		(52)
		-	-	-			-

Net loss	-	-	-	(1,300)		-	-	(1,300)
Balance December 31, 2004	150,420,284	$34,182	-	$(16,816)		$10	$-	$17,376

Issuance of common stock for:
Outside Services	10,092,320	1,890	-	-		-	-	-
Cash	2,720,213	214	-	-		-	-	244
Employee Compensation	316,633	14	-	-		-	-	-
Officer Compensation	2,163,982	103	-	-		-	-	103
Director Compensation	2,460,000	109	-	-		-	-	-
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-					(10)
		-	-	-			-	(10)
Common stock to be issued					18
Net loss	-	-	-	(1,160)		-	-	(1,160)
Balance December 31, 2005	168,173,432	$36,512	-	$(17,976)	18	$-	$-	$16,553

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities
Net Loss	$(1,160)	$(1,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	200	160
Accretion of interest on asset retirement obligations	4	6
Impairment of goodwill	36
Recognition of services performed for stock	--	--
Stock issued for:
Services	2,134	636
Employee benefits	--	--
Retirement of stock issued for deferred consulting, net	--	(809)
Change in operating assets and liabilities: Accounts receivable - trade	(382)	(74)
Accounts receivable - related parties	(258)	--
Other current assets	(50)	59
Accounts payable and accrued expenses	1,133	746
Accounts payable - related party	516	1,168
Asset retirement obligations	--	33

Net Cash Provided By (Used In) Operating Activities	2,173	625
Cash Flows From Investing Activities
Capital Expenditures	(2,123)	(451)
Investment in unconsolidated partnership	(118)	--

Net Cash Used in Investing Activities	(2,241)	(418)
Cash Flows From Financing Activities
Proceeds from borrowings on debt - related party	--	--
Proceeds from borrowings on long-term debt	--	--
Repayments on long-term debt	(51)	(571)
Proceeds received from sales of common stock	214	144
Net Cash Provided By (Used In) Financing Activities	163	(427)
Net Change in Cash	95	(253)
Cash at Beginning of Year	103	356
Cash at End of Year	$198	$103
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

(b) Management's Plans

As of December 31, 2005, the Company’s current liabilities exceed its current assets by $2,857,000 and the Company has experienced net losses of $1,160,000 and $1,300,000 for the years ended December 31, 2005 and 2004, respectively. Although the Company has an accumulated deficit of $17,976,000 at December 31, 2005, total stockholders’ equity is $18,554,000. The Company, through one of its subsidiaries, has entered into an agreement to complete twelve wells in South Texas for cost plus overhead expenses. The Company will retain a 25% working interest in the completed well. Additionally, the Company is currently in negotiations with certain lending institutions to secure additional funding for the expansion of wells. Also, $1,838,000 of current liabilities at December 31, 2005 is with related parties, who have a vested interest in the continuation of the Company. Current operational cash flow continues to grow as the wells improve production, and due to increases in the price per MCF received by the Company. Management intends to use the proceeds from the above sources to further develop oil and gas reserves in the United States and in selected foreign countries. To a lesser extent, management is continuing to improve on efficiencies to be gained in the various general and administrative expense items. In conjunction with these efforts, along with the increased production from oil and gas reserves acquired in 2003 and 2004, management believes that the Company will be able to reverse the negative trends mentioned above. Based upon these conditions any substantial doubt about the Company’s ability to continue as a going concern has been alleviated for a reasonable period of time.

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

Note 2. Summary of Significant Accounting Policies - continued

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and gas producing activities, which are located in Texas. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. Depletion rates were $0.00074 per MCF for 2005, and $0.00038 per mcf for 2004.

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

Goodwill

Goodwill represents the excess of the purchase price of assets acquired over the fair market value of such assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess. For the years ended December 31, 2004 and 2003, the Company did not recognize any impairment loss related to goodwill (see Note 3). The Company did write off $36,000 of Goodwill associated with a subsidiary.

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

Note 2. Summary of Significant Accounting Policies - continued

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statements of stockholders’ equity. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

Foreign Currency Translation

All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates. All revenues and expenses in the statements of income of these foreign subsidiaries are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income but are reflected in accumulated other comprehensive loss in the stockholder’s equity section of the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in determining net income and were not significant.

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

Securities Issued for Property and Services

The Company accounts for issuances of its shares of common stock for services under the fair value method. For shares issued for services, the fair market value of the Company’s common stock on the date of stock issuance is used. The Company has adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation. The statement  requires stock-based compensation transactions to be accounted for based on the fair value of the services rendered, property received, or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value method generally recognizes expense to the extent of the fair market value for the shares exchanged, after taking into account various factors, such as but not limited to, the volatility, transferability, and market conditions, that existed at the grant date. The Company does not currently differentiate between employee and non-employee recipients of these stock transactions. Accordingly, the adoption of SFAS 123(R)'s fair value method may or may not have a significant impact on the consolidated results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. This requirement should have no effect on cash flows.

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

The Company adopted SFAS 123(R) on January 1, 2005 , there was no impact to the Companies Balance Sheet, or Income Statement.

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

Note 3. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $0.00 and $45,000 to related parties in 2005 and 2004, respectively. No income taxes were paid during the years ended December 31, 2005 and 2004, to the US Government. There was a payment of approximately $1,000US to the Israeli Government for their value added tax.

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

During 2004 and 2005, the Company recorded an decrease in the unrealized appreciation on securities available for sale account within stockholders’ equity of $52,000 and $10,000, respectively.

Note 4. Investments in Marketable Securities

Equity securities held by the Company are concentrated in the common stock of one company. During 2001 the Company permanently impaired the value of this stock to zero and recorded a $1,000,000 loss against earnings. At December 31, 2004, the investment has an unrealized gain of $10,000.

The Company during 2005 sold some investment property, that had a net book value of $0.00, realizing a gain of $1,400,000. The Company had no sales of investment during 2004.

Note 4. Investments in Marketable Securities - continued

Changes in accumulated other comprehensive income related to investments for the years ended December 31 are as follows:

	2005	2004
Accumulated other comprehensive income:
Holding gain (loss) arising during the period	$(10)	$(52)

Change in unrealized gain (loss) on securities available for sale	$(10)	$(52)

Note 5. Property and Equipment

Property and equipment are comprised of the following at December 31, 2005:

Land and buildings	$1,392
Transportation equipment and vehicles	297
Drilling equipment	115
Water farm	34
Furniture and fixtures	183
Gas pipeline	132

Total Property and Equipment	2,153
Less accumulated depreciation	369

Property and Equipment, net	$1,784

Depreciation expense was $114,000 and $141,000 for the years ended December 31, 2005 and 2004, respectively.

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

Note 7. Long-Term Debt

                Long-term debt consists of the following at December 31, 2004:

Mortgage note payable, bearing interest at 7.75%, maturity date of 5/15/13, with minimum monthly payments of $1,270 including interest; secured by buildings	$86

Auto notes payable, bearing interest at 6%, maturity date of 10/16/06, with monthly payments of $1,262 including interest; secured by the financed vehicles	27
Auto note payable, bearing interest at 8.25%, maturity date of 12/25/10, with monthly payments of $494 including interest; secured by the financed vehicles	24
Auto loans payable, bearing interest at 5.6%, maturity date of 5/7/07, with monthly payments of $2,004 including interest; secured by two vehicles being financed	45

Total long-term debt	182
Less current portion	47

Total long-term portion	$135

Note 7. Long-Term Debt - continued

Total annual maturities of long-term debt are as follows:

2005	$ 47
2006	33
2007	31
2008	20
2009	18
Thereafter	33
Total	$ 182

 Note 8. Asset Retirement Obligations

Pursuant to SFAS 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the abandonment of oil and gas producing facilities from January 1, 2003 (implementation date) forward. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the year, and the capitalized cost approximated $92,000. Upon initial implementation, the Company recognized $460 for the cumulative effect of the change in accounting principle due to accretion from acquisition date to the implementation date less depletion recapture due to the estimated salvage values of the properties. The Company evaluated 28 wells (20 acquired during 2003), and has determined a range of abandonment dates between December 2005 and December 2023 and a total salvage value of $232,000. The following represents the amount of the retirement obligation at the beginning and end of the year ended December 31, 2005:

	2005	2004
Beginning balance at January 1	$ 88	$ 49
Liabilities incurred during the period	--	--
Liabilities settled during the period	--	--
Accretion of interest	4	6
Revisions of estimate	--	33
Ending balance at December 31	$ 92	$ 88

Note 9. Stockholders’ Equity

During 2005 and 2004, the Company received $244,000 and $1,587,000, respectively, for the issuance of 2,689,736 and 6,155,856 shares, respectively, of the Company’s common stock under certain private stock sales.

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

Note 11. Foreign Currency Translation

The consolidated financial statements include the assets, liabilities, and operations of two foreign subsidiaries, Ness of Israel, and Modiin Management, whose statements reflect total assets of approximately $125,000 and $161,000, respectfully at December 31, 2005 and total revenues of approximately $154,000 and $223,000, respectfully for the year then ended. These foreign subsidiaries were not consolidated as of December 31, 2004.

Note 12. Business Combinations

On April 11, 2003, the Company entered into a business combination with two companies related by common ownership (Hesed and Ness of TX — see Note 1), acquiring 100% of the net assets of each for a total of 14,301,688 shares of restricted stock. The transaction was valued based on the estimated fair value of the common stock issued, which resulted in recorded goodwill of $3,123,000. This goodwill was assessed for impairment, and, evaluating the fair value of the Hesed reporting unit based on the estimated future cash flows from the unit, it was determined that no impairment of goodwill existed at December 31, 2005, and 2004. $36,000 of goodwill with Hesed was written off. The results of operations of Hesed and Ness of TX are included in the consolidated statements of operations from the date of acquisition.

Note 12. Business Combinations - continued

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

Pro forma disclosures have not been presented for any of these acquisitions as these entities had no material operations prior to the dates of acquisition.

Note 13. Related Party Transactions

During 2003, the Company entered into a contract to purchase oil and gas leases from an officer for the estimated value of the properties $11,637,000 offset against amounts due from the officer of $95,000. The resultant liability was settled in the Company’s common stock in 2004 (See also Note 2, Contracts Settled in the Company’s Common Stock).

Accounts receivable — related party and accounts payable — related party at December 31, 2005 consists primarily of amounts returned to related parties secured by amounts due to those same parties. The net amount of accounts receivable from related parties offset by amounts due to related parties is a net amount due to of $1,486,000. Such advances were primarily used for well expansion, operating expenses, and mineral leases.

During 2003, a company related through common ownership collected net oil and gas revenues from a majority of the Company’s properties and remitted the funds to the Company. In October 2003, the Company formed Ness Operating as a wholly-owned subsidiary to perform this function.

Note 14. Commitments and Contingencies

The Company leases office equipment under an operating lease arrangement. Future minimum annual rent payments required under non-cancelable lease in effect at December 31, 2005, approximates $4,000, and $1,000 for the years ending December 31, 2006, and 2007, respectively.

Total lease expense during the years ended December 31, 2005 and 2004 was $4,000 and $4,000, respectively.

At December 31, 2005, Ness Operating, on behalf of the Company, has established a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas, as required by the state in order for the Company to perform oil and gas operations within the jurisdiction of the Railroad Commission.

Note 15. Risk Concentrations

The Company regularly maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits provided by the U.S. Federal Deposit Insurance Corporation. As of December 31, 2005 and 2004, the Company had no uninsured deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash balances.

The Company sells natural gas and natural gas liquids to a limited number of purchasers. However, management believes the competitive nature of the industry, capitalized levels of purchasers, and available marketing alternatives do not make the Company dependent on any single purchaser. The Company sells it products to intermediaries, who either have, or have access to consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require other third party intermediaries would be readily available to acquire the Company’s products. Currently the Company sells its products to nine customers, the largest of which accounts for 45% of such sales.

Note 16. Subsequent Events - (Unaudited)

In March 2005, the Company, entered into a working interest agreement with certain investors under which the Company sold a working interest to reenter twelve wells. Under the terms of the agreement, the investors have the right to acquire the entire working interest in the wells being sold by the Company for costs plus a certain percentage in exchange for 75% of the net revenues from the sale of the oil and gas produced by the wells.

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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
December 31, 2005 - Proved Producing	8,218	804,086
December 31, 2005 - Proved Non-producing	292,845	49,331,703
December 31, 2005 - Proved Undeveloped	120,528	14,034,072
December 31, 2004 - proved producing reserves	7,937	418,991
December 31, 2004 - proved non-producing reserves	248,778	31,904,139
December 31, 2003 - proved producing reserves	61,183	129,309
December 31, 2003 - proved non-producing reserves	757	15,075,038

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
Reserves at December 31, 2003	61,940	15,204,347
Revisions of previous estimates	(438)	745,303
Production	--	(48,360)
Purchase of reserves in place	136,985	16,421,840
Reserves at December 31, 2004	256,715	32,323,130
Revisions of previous estimates	(51,477)	10,151,773
Production	(770)	(117,725)
Purchase of reserves in place	217,123	18,812,683
Reserves at December 31, 2005	421,591	61,169,861

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED) - continued

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2004 and 2003 is as follows:

	2005	2004
Future cash inflows	$ 630,581,000	$209,942,000
Future production costs	(82,544,000)	(27,930,000)
Future development costs	(24,425,000)	(4,326,000)
Future income tax	(169,807,000)	(30,151,000)

Future net cash flows	379,497,000	147,535,000
10% annual discount	(169,807,000)	(78,293,000)

Standardized measure of discounted future net cash flows	$ 209,690,000	$ 69,242,000

Primary changes in standardized measure of discounted future net cash flow for the years ended December 31, 2004 and 2003 are as follows:

	2005	2004
Net change in sales and transfer prices and in production costs related to future production	$96,864,000	$15,281,000
Change in estimated future development costs	(10,029,000)	(880,000)
Sales of oil and gas produced during the period , net of production costs	(1,157,000)	(319,000)
Net change due to Purchase of minerals in place	70,915,000	33,097,000
Accretion of discount	--	--
Net change due to revisions in quantity estimates	27,038,000	3,425,000
Net change in income tax expense	(43,121,000)	(4,965,000)
Other - unspecified	(62,000)	320,000
	$140,448,000	$45,959,000

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion and depreciation as of December 31, 2004, is as follows (000):

	Properties (000)			Net Book
	Unproved	Proven	Depletion	Value
December 31, 2004	$1,134	$13,038	$139	$14,033

Expenditures	1,852	263	--	2,115
Reclass proven wells	(669)	669	--	--
Expensed/dry holes			48	48

December 31, 2005	$2,317	$13,970	$187	$16,100

Production Revenue	$600

Production Costs	190
Depletion	48
Production Tax	34

Net Production Revenue	$328

Production
(2) Production	2004		2005
Natural Gas Per MCF
North Texas	Price	Production	Price	Production
A) Average sales price	$4.62	48,360	$6.70	59,508
B) Average production cost	$3.76		$1.95
South Texas
A) Average sales price	$4.57	15,480	$6.06	58,216
B) Average production cost	$0.96		$1.68
Oil per Barrel
North Texas
A) Average sales price	$43.57	438	$52.05	247
B) Average production cost (1)	--	--	--	--
South Texas
A) Average sales price	--	--	$52.28	523
B) Average production cost (1)	--	--	--	--
(1) Oil production is a derivative product and therefore, production costs are assigned to gas production only.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Are	a	Type of Right (1000,s of square KM)	Name
250		Lease	Med Ashdod
50		Preliminary Permit	Nir-AM
20		License	Beeri
33.8		License	Zohar

Domestically (exclusively Texas):

Schedule of Oil and Gas Properties at December 31, 2005

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	Standardized measure of discounted future net cash flows	Projected Additional Investment
Proved Producing
North Texas	20	16	5,030	3,823	$ 5.56	$ 615,000	$ --
South Texas Reentry	3	2	368	368	$ 5.56	$ 2,582,000	$ 54,000
Subtotal	23	18	5,398	4,191	$ 5.56	$ 3,197,000	$ 54,000

Proved Nonproducing
North Texas	--	--	7,366	7,366	--	$ 74,228,000	$ 4,081,000
South Texas Reentry	--	--	290	290	--	$ 132,265,000	$ 20,290,000
Subtotal	--	--	7,656	7,656	--	$ 206,493,000	$ 24,371,000
Company Total	23	18	13,054	11,847	$ 5.56	$ 209,690,000	$ 24,425,000

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