Form 10KSB/A
period 2005-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-07-24
CIK 353634

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

Table of Contents
EXPLANATORY NOTICE

This amendment is being filed to correct one number erroneously dropped on the Consolidated Statements of Operations from 2004 for Lease Operating Expenses, and a correction previously filed on the Consolidated Statements of Cash Flows, as it relates to 2004, specifically on Capital Expenditures, and Asset Retirement Obligations.

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
Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Well Management Services	$ 1,564	$
Oil and gas revenues	818	1,153
Total Revenues	2,382	1,153
Lease operating expenses		513
Production taxes	19	25
Compression expenses	--	7
Depletion and depreciation	200	160
General and administrative expenses	4,386	1,727
Total Operating Expenses	4,863	2,432
Operating loss	(2,481)	(1,279)

Other Income (Expenses)
Interest expense	(78)	(2)
Interest expense - related party	--	(32)
Other income (expense)	(1)
Gain on sale of investment property	1,400	13
Loss from operations before tax	(1,160)	(1,300)

Net loss before other comprehensive loss	(1,160)	(1,300)
Unrealized losses on certain investments in equity securities, net of tax	(10)	(52)

Comprehensive Net Loss	$ (1,170)	$ (1,352)
Net Loss Per Weighted Average Share:
Net Loss per share - basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares	159,024,548	134,431,683

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

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities
Net Loss	$(1,160)	$(1,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	200	160
Accretion of interest on asset retirement obligations	4	6
Impairment of goodwill	36
Recognition of services performed for stock	--	--
Stock issued for:
Services	2,134	636
Employee benefits	--	--
Retirement of stock issued for deferred consulting, net	--	(809)
Change in operating assets and liabilities: Accounts receivable - trade	(382)	(74)
Accounts receivable - related parties	(258)	--
Other current assets	(50)	59
Accounts payable and accrued expenses	1,133	746
Accounts payable - related party	516	1,168
Asset retirement obligations	--	--

Net Cash Provided By (Used In) Operating Activities	2,173	592
Cash Flows From Investing Activities
Capital Expenditures	(2,123)	(418)
Investment in unconsolidated partnership	(118)	--

Net Cash Used in Investing Activities	(2,241)	(418)
Cash Flows From Financing Activities
Proceeds from borrowings on debt - related party	--	--
Proceeds from borrowings on long-term debt	--	--
Repayments on long-term debt	(51)	(571)
Proceeds received from sales of common stock	214	144
Net Cash Provided By (Used In) Financing Activities	163	(427)
Net Change in Cash	95	(253)
Cash at Beginning of Year	103	356
Cash at End of Year	$198	$103
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