Form 10QSB
period 2006-08-14
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-08-14
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 East Interstate 20, Willow Park, Texas 76087

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (817) 341-1477

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

As of August 10, 2006, the Registrant had 171,739,850 shares of common stock issued and outstanding, of which 1,768,971 shares are held in reserve by the transfer agent.

Transitional Small Business Disclosure Format (check one):     Yes [  ] No [X]

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share amounts)
June 30, 2006
(Unaudited)

Assets
Current Assets:
Cash	$171
Accounts receivable - trade	2,211
Accounts receivable - related parties	354
Other current assets	98

Total Current Assets	2,834
Property and Equipment:
Property and equipment, net	1,717
Oil and gas properties - full cost method:
Oil and gas properties, unproved	2,317
Oil and gas properties, proved	11,825

Total oil and gas properties	14,142
Less accumulated depreciation and depletion	(214)

Net oil and gas properties	13,928

Total Property and Equipment	15,645
Goodwill	3,724

Total Assets	$22,203

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,320
Accounts payable - related parties	1,550
Current portion - long term debt	817

Total Current Liabilities	3,687
Asset retirement obligations, non-current	92
Long-term debt	122
Contingencies	--
Stockholders' Equity:
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 500,000,000 shares authorized, 169,970,879 shares
issued and outstanding	36,786

Accumulated deficit	(18,484)
Total Stockholders' Equity	18,302

Total Liabilities and Stockholders' Equity	$22,203

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, except share and per share amounts)
(Unaudited)
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Oil and gas revenues	$277	$504	$438	$1,863

Cost of Revenues:
Cost of revenue - oil and gas operations:
Lease operating expenses	89	63	144	101
Production taxes	8	5	10	7
Depreciation and depletion	46	65	95	101

Total Cost of Revenues	143	133	249	209

Gross Profit	134	371	189	1,654

General and administrative expenses	386	760	776	1,741

Operating Loss	(252)	(389)	(587)	(87)
Other Income (Expense):
Interest expense	(58)	(3)	(80)	(5)
Gain from discount on settlement of accounts payable	159	--	159	--

Total other income (expense)	101	(3)	79	(5)

Loss Before Income Taxes	(151)	(392)	(508)	(92)
Income Taxes	--	--	--	--

Net Loss	(151)	(392)	(508)	(92)

Other comprehensive loss, net of tax:
Unrealized loss on investments available for sale	--	(7)	--	(7)

Comprehensive Loss	$(151)	$(399)	$(508)	$(99)

Net Loss Per Weighted Average Share:
Loss Before Income Taxes	$(.00)	$(.00)	$(.00)	$(.00)
Income Taxes	--	--	--	--

Net Loss	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Shares Outstanding	169,232,937	159,897,448	168,587,375	156,252,771

See notes to consolidated financial statements.

.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Six Months Ended June 30,
(Unaudited)
	2006	2005
Cash Flows From Operating Activities
Net loss	$(508)	$	$(92)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Depreciation and depletion	95		101
Accretion of interest on asset retirement obligations	--		4
Gain from discount on settlement of accounts payable	159		--
Loss from investment in unconsolidated partnerships	29		--
Stock issued for services	58		1,189
Changes in operating assets and liabilities: Accounts receivable - trade	65		(349)
Accounts receivable - related parties	(4)		86
Other current assets	(13)		3
Accounts payable and accrued expenses	(920)		195
Accounts payable - related parties	(288)		273
Net Cash Provided By (Used In) Operating Activities	(1,327)		1,410

Cash Flows From Investing Activities
Proceeds from sales of working interests	345		--

Capital expenditures	--		(1,577)
Net Cash Provided By (Used In) Investing Activities	345		(1,577)

Cash Flows From Financing Activities
Proceeds from issuance of cConvertible dDebentures	853		--

Repayments on long term debt	(17)		(29)
Proceeds received from sales of common stock	119		324

Net Cash Provided By Financing Activities	955		295

Net Change in Cash	(27)		128
Cash at Beginning of Period	198		103

Cash at End of Period	$171		$231

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that Ness Energy International, Inc. and subsidiaries (“Ness,” or the “the Company”) will continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan which includes obtaining additional capital, and generating sufficient revenues and cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

However, the Company believes that its existing cash, the improving oil and gas industry, potential negotiated private sales of the Company's common stock, together with anticipated cash flows from operations and possible borrowings, if necessary, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, difficulty borrowing or selling securities or presently unexpected uses of cash, such as for acquisitions, or to fund operating losses.

As of June 30, 2006, current liabilities exceeded current assets by $853,000 and we had a net loss of $508,000 for the six months ended June 30, 2006 as well as net losses experienced in previous years. We have improved our negative working capital position in the first six months of 2006 and although we have an accumulated deficit of $18,484,000 at June 30, 2006, total stockholders’ equity was approximately $18,302,000. Additionally, we are currently in negotiations with certain lending institutions and private parties to secure additional funding for our production base.  Management is also continuing to focus on reducing our expense items. In conjunction with these efforts, management believes that we will be able to reverse the negative trends mentioned above within reasonable periods of time. However we can provide no assurance that we will be able to obtain sufficient funding or generate sufficient cash flows to fund our operations. Pursuant to an agreement with EP Energy Ventures, LP (“EP Ventures”) the Company has recorded a $1,800,000 net receivable related to the sale of certain working interests (see Sales of Working Interests below). Under the agreement, EP Ventures is obligated to pay, the Company certain amounts, and as of this filing, the Company has not received theose funds. The obligation is due and payable to the Company. The Ccompany is continuing to attempt to collect such funds and believes that the fundsey will be collected their funds in a timely basis.

Sales of Working Interests

The Company will on occasion sell working interests in certain wells or oil and gas properties to qualified investors. In April 2006, the Company sold certain interests in its oil and gas properties to EP Ventures for $1,800,000. The sale of such interests is a non-cash transaction for purposes of the statement of cash flows as the Company has reduced it oil and gas properties and recorded a corresponding receivableSupplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2006 are as follows:

During 2006 the Company reduced oil and gas properties by $1,800,000, and recorded a receivable in the amount of $1,800,000, as the current impact of an agreement entered into with a group of investors, to develop some properties in South Texas. See comments on EP Ventures under liquidity.

During 2006 in connection of issuing Convertible Debentures with Detachable Warrants, the Company, pursuant to FASB 123(R) recognized an increase to equity in the amount of $79,000. This amount is calculated using the BLACK SCHOLES model.

Issuance of Convertible Debentures

During 2006, the Company will on occasion sell to qualified investors working interest in certain wells.

On June 6, 2006, Ness Energy International, Inc. (“Ness”) received funding pursuant to a Subscription Agreement, executed on May 31, 2006 (“Agreement”), with four (4) institutional accredited investors (the “Investors”).  Pursuant to the terms of the Agreement, Ness issued the Investors an aggregate amount of $1,022,727 of principal amount promissory notes, including interest, as formalized in Convertible Notes (“Notes”), convertible at the discretion of the Company, executed on May 31, 2006.  Ness and the Investors also executed, on May 31, 2006, Class A Common Stock Purchase Warrants (“Warrants”). As consideration for the issuance of the Notes, the Company received proceeds of approximately $853,000.

Pursuant to the Warrants between Ness and the Investors, the Investors have three (3) years to purchase a cumulative amount of 6,598,241 shares of Ness common stock at a purchase price of $0.2047. Ness also executed a wWarrant with KMR Capital, LLC (“KMR”) in exchange for KMR serving as broker for this transaction.  KMR has five (5) years to purchase a cumulative amount of 329,912 shares of Ness common stock at a purchase price of $0.155.

The Notes and Warrants contain a maximum conversion provision that limits each of the Investors and KMR from converting more rights than those that would result in each beneficially owning more than 4.99% of Ness outstanding common stock on the date of conversion. The Investors and KMR may increase such percentage up to 9.99% only upon, and effective after, sixty-one (61) days prior written notice to Ness.

The Agreement requires that Ness register with the Securities and Exchange Commission (“SEC”) all of the shares of common stock issuable upon conversion of the Notes and upon exercise of the Warrants. In the event that Ness fails to file an initial registration statement with the SEC within thirty (30) days of the first funding, or in the event such registration statement is not declared effective by the SEC within one hundred twenty (120) days of funding, then Ness will be obligated to pay the Investors an amount equal to 1.5% of their total investment for each thirty (30) day period until the registration statement is filed or declared effective.

Pursuant to SFAS No. 123(R), the Warrants were determined to have a value of approximately $79,000 using the Black Scholes fair value option pricing model. Accordingly, the Company recognized a increase to equity and a corresponding decrease to long-term debt in the accompanying consolidated balance sheet. The issuance of the warrants is a non-cash transaction for purposes of the statement of cash flows.

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

Results of Operations

(a)        Comparison of the three-month periods ended June 30, 2006, and 2005.

Revenues

Oil and gas revenues for the three-month period ended June 30, 2006 were $277,000 as compared to $504,000 for the same period in 2005.  The significant decrease in revenues is due mainly to well management services provided in 2005 of $417,000.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2006 were $386,000, a $374,000 decrease as compared to $760,000 for the corresponding period in 2005.  This decrease is the result of the Company’s reduced efforts in our well management services, and was slightly improved by management’s emphasis on expense controls.

Other Income (Expense)

During the second quarter of 2006 other income increased by $104,000, as compared to a $3,000 loss for the same period of 2005. This change is comprised of two components. First, tThe Company incurred interest expense from convertible debentures of $58,000. This was offset by the gain from discount on the settlement of on outstanding accounts payable of $159,000.

Net Income (Loss)

The net loss for the three months ended June 30, 2006 was $151,000 as compared to $392,000 for the same period in 2005. The reduced loss was primarily due to reduced general and administrative expenses due to reduced requirements of well management services, the gain from discount on settlement of accounts payable, and tighter management controls.

(b)        Comparison of the six-month periods ended June 30, 2006, and 2005.

Revenues

Oil and gas revenues for the six-month period ended June 30, 2006 were $438,000 as compared to $1,863,000 for the same period in 2005. The significant decrease in revenues is due mainly to well management services provided in 2005 of $1,462,000.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2006 were $776,000, a $965,000 decrease as compared to $1,7412,000 for the corresponding period in 2005. This decrease is the result of the Company’s reduced efforts in our well management services, and was slightly improved by management’s emphasis on expense controls.

Other Income (Expense)

During the first six months of 2006 the Company had other income of $79,000 as compared to a loss $5,000 loss for the same period of 2005, an improvement of $84,000. This change is comprised of two components. First, The Company incurred interest expense from convertible debentures of $58,000. This was offset by the gain from discount on settlement of accounts payable of $159,000.

Net Income (Loss)

The net loss for the six months ended June 30, 2006 was $508,000 as compared to $92,000 for the same period in 2005. The increased loss was primarily due to reduced demand for well service management services offset by the gain from discount on settlement of accounts payable.

Liquidity and Capital Resources
The consolidated financial statements for the three and six months ended June 30, 2006 have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan which includes obtaining additional capital, and generating sufficient revenues and cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See the Going Concern section of the Notes to Consolidated Financial Statements earlier in this document for further discussions regarding the Company’s current financial condition.

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

In April 2006, the Company sold certain interests in its oil and gas properties to EP Energy Ventures, LP (“EP Ventures”) for $1,800,000. Pursuant to the agreement with EP Ventures, the Company has recorded a receivable related to the sale of such working interests. Under the agreement, EP Ventures is obligated to pay the Company certain amounts, and as of this filing, the Company has not received the funds. The obligation is due and payable to the Company. The Company is continuing to attempt to collect such funds and believes that the funds will be collected in a timely basis.

On June 6, 2006, Ness received funding pursuant to a Subscription Agreement, executed on May 31, 2006 (“Agreement”), with four (4) institutional accredited investors (the “Investors”). Pursuant to the terms of the Agreement, Ness issued the Investors an aggregate amount of $1,022,727 of principal amount promissory notes, including interest, as formalized in Convertible Notes (“Notes”), convertible at the discretion of the Company, executed on May 31, 2006. Ness and the Investors also executed, on May 31, 2006, Class A Common Stock Purchase Warrants (“Warrants”). As consideration for the issuance of the Notes, the Company received proceeds of approximately $853,000. See the Issuance of Convertible Debentures section of the Notes to Consolidated Financial Statements for a further discussion.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of certain members of the our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of the end of the period ended June 30, 2006, with respect to communicating to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report in a timely manner.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by acts of individuals. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(1)
In April 2006, the Company sold 932,143 shares of its common stock to qualified investors at a purchase price formula that discounted the per share closing price of our common stock on the date of the agreement by 50% and increased that product by $.07. These transactions generated proceeds of $119,000.

(2)
In April 2006, the Company issued 101,439 restricted shares of its common stock to employees for services received over a period of time based on the fair market value of the shares and on market factors available at the time. The shares were issued pursuant to compensation agreement.

(3)
In May 2006, the Company issued 129,600 restricted shares of its common stock to certain stockholders, from the original transaction with Hesed. Based on the original agreement, these stockholders were due shares that were not issued at the time of the agreement.

(4)
In June 2006, the Company issued 989,442 restricted shares of its common stock to employees for services received over a period of time based on the fair market value of the shares and on market factors available at the time. The shares were issued pursuant to compensation agreement.

(5)
In June 2006, the Company issued 86,400 restricted shares of its common stock to certain stockholders, from the original transaction with Hesed. Based on the original agreement, these stockholders were due shares that were not issued at the time of the agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                   There were none.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None

ITEM 5. OTHER INFORMATION

A) During the second quarter of 2006, operations in Israel were suspended due to the conflict between Hezbolah and Israel. During the first six months of 2006, Israeli operations reflected a net loss of $53,000 from current operations. Although, the Company has established certain wells, and was in the process of testing certain wells for sale to the market, the hostilities in the area create too big a risk for the Company at this point in time. The Company will continue to pursue operations in Israel, as soon as practicable in the current environment. Due to the renewed fighting in the region, it is suspending its Israeli field operations for the safety and security of its personnel in Israel. The financial statements reflect estimates of the results for the second quarter, which are similar to the results forin the first quarter of 2006. As the hostilities began after the end of the second quarter, but before the information could be completed, the Company feels this is the best estimate of our financial position in Israel at this time.

Ness continues to be active with its negotiations regarding the sale of oil & gas from the Be'eri # 3 and Gurim # 4 wells.  However, due to the proximity of the Be'eri # 3 well to the Gaza Strip, and the route generally taken from Tel Aviv to Arad to get to the Gurim # 4 well, which passes within a few miles of the Gaza Strip, we have suspended normal field operations.

Our people in Israel are all currently safe and we want to keep them that way.  There will be no activity at the well sites while the fighting in Gaza continues.  However, we are pressing forward, administratively, toward reaching an agreement regarding the purchase of our produced oil and gas.  When the fighting subsides, and we can feel comfortable that our people are safe, we will return to the field.

B) On or about February of 2006, the Company attempted to entered into an agreement with Arbuthnot, Inc. (“Arbuthnot”) to develop certain mineral interests located in Texas. Such agreement was filed with the SEC, on the Company’s 2005 10-KSB, under exhibit 10.2. The Company has performed all of  its obligations under the agreement at this time, however  the Company became aware that Arbuthnot, either may not exist, or may not have the ability to perform their warranties under the agreement. These warranties and obligations are outlined in the excerpt out of the agreement as listed below:

 8.  Representations and Warranties of Buyer. Buyer represents and warrants to Seller as follows:

(a) Buyer is duly organized, validly existing and in good standing under the laws of its incorporation or creation, and is duly qualified to carry on its business in all jurisdictions in which it is conducting business.

(b) (i) Buyer has all requisite power and authority to carry on business as presently conducted, to enter this Agreement, and to perform obligations under this Agreement.

      (ii) The consummation of the transactions contemplated by this Agreement will not violate, nor be in conflict with, if Buyer is an organization, any provision of Buyer’s charter, bylaws or governing documents.

    (iii) The consummation of the transactions contemplated by this Agreement will not violate, nor be in conflict with, any agreement or instrument to which Buyer is a  party or is bound, or any judgment, decree, order, statute, rule or regulation applicable to Buyer.

(c) The execution, delivery and performance of this Agreement and the transactions contemplated hereby have been duly and validly authorized by all requisite action or the part of Buyer.

The Company attempted to contact the other party to the agreementArbuthnot, as defined in the agreement. The address had been closed, and no forwarding information provided. Whereas, the Company, under good faith and belief, after a diligent search, cannot confirm such information from this other partyArbuthnot, nor locate suchthe other party to pursue. Whereas, the Company believes the other party does not exist, or at a minimumally, has failed to meet their obligations under the agreement, and has determined the agreement is either void, or voidable. Under such terms and conditions the Company considers this agreement void and will not receive any future revenues as a result.  The Company also believes that it has no remaining liablility with respect to the agreement.

ITEM 6. EXHIBITS

               Exhibits.

              Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006	Ness Energy International, Inc. BY: /S/ Sha Stephens —————————————— Sha Stephens President (principal executive officer)

Dated: August 14, 2006	Ness Energy International, Inc. BY: /S/ Judson F. Hoover —————————————— Judson F. Hoover Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated August 14, 2006.

31.2	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated August 14, 2006.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.