Form 10QSB
period 2006-12-20
NESS ENERGY INTERNATIONAL INC /NV/
filed 2006-12-20
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-10301

NESS ENERGY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1067265
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of December 13, 2006, the Registrant had 180,031,828 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [  ] No [X]

PART I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(In thousands, except share amounts)
September 30, 2006
(Unaudited)

Assets
Current Assets:
Cash	$105
Accounts receivable - trade	2,133
Accounts receivable - related parties	353
Other current assets	41

Total Current Assets	2,632
Property and Equipment:
Property and equipment, net	1,704
Oil and gas properties - full cost method:
Oil and gas properties, unproved	2,316
Oil and gas properties, proved	11,844

Total oil and gas properties	14,160
Less accumulated depreciation and depletion	(214)

Net oil and gas properties	13,946

Total Property and Equipment	15,650
Goodwill	3,724
Investment in unconsolidated partnerships	132
Total Assets	$22,138

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,540
Accounts payable - related parties	1,603
Current portion - long term debt	896

Total Current Liabilities	4,038
Asset retirement obligations, non-current	92
Long-term debt	100
Contingencies	--
Stockholders' Equity:
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 500,000,000 shares authorized, 169,970,879 shares
issued and outstanding	36,903

Accumulated deficit	(18,988)
Total Stockholders' Equity	17,915

Total Liabilities and Stockholders' Equity	$22,138

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, except share and per share amounts)
(Unaudited)
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
Oil and gas revenues	$332	$157	$770	$2,020

Cost of Revenues:
Cost of revenue - oil and gas operations:
Lease operating expenses	262	34	406	135
Production taxes	2	7	12	14
Depreciation and depletion	29	42	124	143

Total Cost of Revenues	293	83	542	292

Gross Profit	39	74	228	1,728

General and administrative expenses	522	574	1,298	2,316

Operating Loss	(483)	(500)	(1,070)	(588)
Other Income (Expense):
Interest expense	(21)	(4)	(101)	(9)
Gain from discount on settlement of accounts payable	--	--	159	--
Gain on sales of oil and gas properties held for investment		1,371		1,371
Total other income (expense)	(21)	1,367	58	1,362

Income (Loss) Before Income taxes	(504)	867	(1,012)	774
Income Taxes	--	--	--	--

Net Income (Loss)	(504)	867	(1,012)	774

Other comprehensive loss, net of tax:
Unrealized loss on investments available for sale	--	--	--	--

Comprehensive Income (Loss)	$(504)	$867	$(1,012)	$774

Net Income Loss Per Weighted Average Share:
(Loss) Income Before Income Taxes	$(.00)	$.01	$(.01)	$.00
Income Taxes	--	--	--	--

Net Income (Loss)	$(.00)	$.01	$(.01)	$.00

Weighted Average Shares Outstanding	169,970,879	160,930,973	169,320,309	157,383,642

See notes to consolidated financial statements.

.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
Nine Months Ended September 30,
(Unaudited)
	2006	2005
Cash Flows From Operating Activities
Net loss	$(1,012)	$$774
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Depreciation and depletion	124	143
Accretion of interest on asset retirement obligations	--	4
Accretion of interest on original issue discount of convertible debentures	70	--
Gain from discount on settlement of accounts payable	(159)	--
Gain on sales of oil and gas properties held for investment	--	(1,371)
Gain from investment in unconsolidated partnerships	(103)	--
Stock issued for services	175	1,189
Changes in operating assets and liabilities: Accounts receivable - trade	143	53
Accounts receivable - related parties	(3)	90
Other current assets	44	(170)
Accounts payable and accrued expenses	(382)	881
Asset retirement obligations	--	(2)
Accounts payable - related parties	(235)	347
Net Cash Provided By (Used In) Operating Activities	(1,338)	1,938

Cash Flows From Investing Activities
Proceeds from sales of working interests	311	--

Capital expenditures	--	(2,306)
Net Cash Provided By (Used In) Investing Activities	311	(2,306)

Cash Flows From Financing Activities
Proceeds from issuance of convertible debentures	853	--

Repayments on long term debt	(38)	(28)
Proceeds received from sales of common stock	119	347

Net Cash Provided By Financing Activities	934	319

Net Change in Cash	(93)	(49)
Cash at Beginning of Period	198	103

Cash at End of Period	$105	$54

Supplemental Disclosure of Cash Flow Information
Cash Paid for interest	9	9

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of September 30, 2006, current liabilities exceeded current assets by $1,253,000 and we had a net loss of $1,012,000 for the nine months ended September 30, 2006 as well as net losses experienced in previous years. We have improved our negative working capital position in the first nine months of 2006 and although we have an accumulated deficit of $18,988,000 at September 30, 2006, total stockholders’ equity was approximately $18,061,000. Additionally, we are currently in negotiations with certain lending institutions and private parties to secure additional funding for our production base.  Management is also continuing to focus on reducing our expense items. In conjunction with these efforts, management believes that we will be able to reverse the negative trends mentioned above within reasonable periods of time. However we can provide no assurance that we will be able to obtain sufficient funding or generate sufficient cash flows to fund our operations. Pursuant to an agreement with EP Energy Ventures, LP (“EP Ventures”) the Company has recorded a $1,800,000 net receivable related to the sale of certain working interests (see Sales of Working Interests below). Under the agreement, EP Ventures is obligated to pay the Company certain amounts, and as of this filing, the Company has not received funds. The obligation is due and payable to the Company. The Company is continuing to attempt to collect such funds and believes that the funds will be collected in a timely basis. The Company continues to try and sell their remaining domestic assets. The Company has received some serious interest from buyers, but at this time has not entered into any contract to sell their oil and gas properties.

On or about October of 2006, a receiver was appointed over the subsidiary Rockoil. The receiver was paid and released prior to the filing of this 10QSB.

Sales of Working Interests

The Company will on occasion sell working interests in certain wells or oil and gas properties to qualified investors. In April 2006, the Company sold certain interests in its oil and gas properties to EP Ventures for $1,800,000. The sale of such interests is a non-cash transaction for purposes of the statement of cash flows as the Company has reduced its oil and gas properties and recorded a corresponding receivable Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2006 are as follows:

During 2006 the Company reduced oil and gas properties by $1,800,000, and recorded a receivable in the amount of $1,800,000, as the current impact of an agreement entered into with a group of investors, to develop some properties in South Texas. See comments on EP Ventures under liquidity.

During 2006 in connection of issuing Convertible Debentures with Detachable Warrants, the Company, pursuant to FASB 123(R) recognized an increase to equity in the amount of $79,000. The fair value was determined using the BLACK SCHOLES fair value option pricing model.

Issuance of Convertible Debentures

On June 6, 2006, Ness Energy International, Inc. (“Ness”) received funding pursuant to a Subscription Agreement, executed on May 31, 2006 (“Agreement”), with four (4) institutional accredited investors (the “Investors”).  Pursuant to the terms of the Agreement, Ness issued the Investors an aggregate amount of approximately $1,027,000 of principal amount promissory notes, including interest, as formalized in Convertible Notes (“Notes”), convertible at the discretion of the Company, executed on May 31, 2006.  Ness and the Investors also executed, on May 31, 2006, Class A Common Stock Purchase Warrants (“Warrants”). As consideration for the issuance of the Notes, the Company received proceeds of approximately $853,000.

Pursuant to the Warrants between Ness and the Investors, the Investors have three (3) years to purchase a cumulative amount of 6,598,241 shares of Ness common stock at a purchase price of $0.2047. Ness also executed a Warrant with KMR Capital, LLC (“KMR”) in exchange for KMR serving as broker for this transaction.  KMR has five (5) years to purchase a cumulative amount of 329,912 shares of Ness common stock at a purchase price of $0.155.

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

The Agreement requires that Ness register with the Securities and Exchange Commission (“SEC”) all of the shares of common stock issuable upon conversion of the Notes and upon exercise of the Warrants. In the event that Ness fails to file an initial registration statement with the SEC within thirty (30) days of the first funding, or in the event such registration statement is not declared effective by the SEC within one hundred twenty (120) days of funding, then Ness will be obligated to pay the Investors an amount equal to 1.5% of their total investment for each thirty (30) day period until the registration statement is filed or declared effective. As of December 14, 2006, the registration was effective.

Pursuant to SFAS No. 123(R), the Warrants were determined to have a value of approximately $225,000 using the Black Scholes fair value option pricing model. Accordingly, the Company recognized a increase to equity and a corresponding decrease to long-term debt in the accompanying consolidated balance sheet. The issuance of the warrants is a non-cash transaction for purposes of the statement of cash flows.

Subsequent Events

On December 8, 2006, Property was sold in Willow Park. The sales prices was $1,085,000 with net proceeds of $675,578. The purpose was to raise capital, and reduce overhead expenses, to concentrate efforts on their Israeli operations.

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

Results of Operations

(a)        Comparison of the three-month periods ended September 30, 2006, and 2005.

Revenues

Oil and gas revenues for the three-month period ended September 30, 2006 were $332,000 as compared to $157,000 for the same period in 2005.  The significant increase in revenues is due mainly to Israeli operations in 2006 of $255,000 which were $0 in 2005.
General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were $522,000, a $52,000 decrease as compared to $574,000 for the corresponding period in 2005.  This decrease is the result of the Company’s reduced efforts in our well management services, and was slightly improved by management’s emphasis on expense controls.

Other Income (Expense)

During the third quarter of 2006, we incurred total other expense of $21,000, as compared to total other income of $1,367,000. This represents an increase in other expense of $1,388,000 from 2005 to 2006, which is primarily due to a one time, non-recurring sale of investment property in 2005, that generated a gain on sale of 1,371,000.

Net Income (Loss)

The net loss for the three months ended September 30, 2006 was $504,000 as compared to income of $867,000 for the same period in 2005. The reduced income was primarily due to the one time, non-recurring gain on sale of investment property in 2005.

(b)        Comparison of the nine-month periods ended September 30, 2006, and 2005.

Revenues

Oil and gas revenues for the nine-month period ended September 30, 2006 were $770,000 as compared to $2,020,000 for the same period in 2005. The significant decrease in revenues is due mainly to well management services that were provided in 2005, generating $1,462,000, and which were discontinued in 2006.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006 were $1,298,000, a $1,018,000 decrease as compared to $2,316,000 for the corresponding period in 2005. This decrease is the result of the Company’s reduced efforts in our well management services, and was slightly improved by management’s emphasis on expense controls.

Other Income (Expense)

During the first nine months of 2005 the Company had other income of $1,362,000 as compared to $58,000 for the same period of 2006, a decrease of $1,304,000. This change is comprised almost entirely of a one time, non-recurring gain on sale of investment property in 2005 of $1,371,000 and there was no corresponding sale in 2006.

Net Income (Loss)

The net loss for the nine months ended September 30, 2006 was $1,012,000 as compared to income of $774,000 for the same period in 2005. The reduction in income is primarily due to the gain on sale of investment property in 2005 of $1,371,000 that did not take place in 2006.

Liquidity and Capital Resources

The consolidated financial statements for the three and nine months ended September 30, 2006 have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan which includes obtaining additional capital, and generating sufficient revenues and cash flows.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See the Going Concern section of the Notes to Consolidated Financial Statements earlier in this document for further discussions regarding the Company’s current financial condition.

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

In April 2006, the Company sold certain interests in its oil and gas properties to EP Ventures for $1,800,000. Pursuant to the agreement with EP Ventures, the Company has recorded a receivable related to the sale of such working interests. Under the agreement, EP Ventures is obligated to pay the Company certain amounts, and as of this filing, the Company has not received the funds. The obligation became due and payable to the Company as of ?. The Company is continuing to attempt to collect such funds and believes that the funds will be collected in a timely basis, within [x] months??. How much of the $1.8m is net to Ness? What type of collection efforts are underway - my firm may have an interest!?

On September 6, 2006, Ness received funding pursuant to a Subscription Agreement, executed on May 31, 2006 (“Agreement”), with four (4) institutional accredited investors (the “Investors”). Pursuant to the terms of the Agreement, Ness issued the Investors an aggregate amount of $1,027,000 of principal amount promissory notes, including interest, as formalized in Convertible Notes (“Notes”), convertible at the discretion of the Company, executed on May 31, 2006. Ness and the Investors also executed, on May 31, 2006, Class A Common Stock Purchase Warrants (“Warrants”). As consideration for the issuance of the Notes, the Company received proceeds of approximately $853,000. See the Issuance of Convertible Debentures section of the Notes to Consolidated Financial Statements for a further discussion.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of certain members of the our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of the end of the period ended September 30, 2006, with respect to communicating to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report in a timely manner.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by acts of individuals. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            From time to time, we are involved in disputes and other legal actions arising in the ordinary course of business. In management’s opinion, none of these disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position or results of operations.

Subsequent to September 30, 2006, the Company had a receiver appointed by a court in South Texas. The debt due by the Company to the vendor has been paid and the receiver dismissed.

ITEM 5. OTHER INFORMATION

A On December 8, 2006, Office property in Willow Park. The sales prices was $1,085,000 with net proceeds of $675,578. The purpose was to raise capital, and reduce overhead expenses, to concentrate efforts on their Israeli operations. The company will be relocating their corporate offices in Weatherford Texas.

ITEM 6. EXHIBITS

               Exhibits.

              Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 20 2006	Ness Energy International, Inc. BY: /S/ Sha Stephens —————————————— Sha Stephens President (principal executive officer)

Dated: December 20, 2006	Ness Energy International, Inc. BY: /S/ Judson F. Hoover —————————————— Judson F. Hoover Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated December 19, 2006.

31.2	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act Of 2002 dated December 19, 2006.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.