Form 10KSB
period 2006-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2007-04-16
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 035-3634

NESS ENERGY INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Washington	91-1067265
State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1508 Santa Fe, Suite 202, Weatherford, Texas 76086(Address
of Principal Executive Offices) (Zip Code)

Issuer’s telephone number: (817) 341-1477

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).Yes ☐  No ☒

Issuer had revenues of $784,000 for the fiscal year ended December 31, 2006.

As of March 30, 2007, there were 179,782,529 outstanding shares of the issuer's Common Stock, no par value, of which 1,768,917 shares are in reserve with the transfer agent. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $10,682,000. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Additionally, we are also incorporating by reference Items 9-12 of Part III hereof from the issuer’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer’s 2006 annual meeting of stockholders, are incorporated by reference in Items 9-12 of Part III hereof.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We were incorporated under the laws of the State of Washington on March 1, 1979. Our corporate offices are located at 1508 Santa Fe, suite 202, Weatherford, Texas, 76086. The telephone number of our principal executive office is (817) 341-1477.

We are engaged in the acquisition, development, exploitation, and exploration of producing and probable producing oil and gas properties, and in the production, marketing, and transportation of oil and natural gas both in Israel and domestically.

We have expended significant time and resources to develop business in the potential oil and gas properties in Israel completing work in the Lahava field and currently marking the gas production for potential sale to adjacent Kibbutz consumers. We are certified by the State of Israel as a Petroleum Works Contractor and therefore are able to develop and exploit mineral deposits in Israel.

Domestically, the Company has interests in various properties and operations. We hold existing mineral rights in Texas including, the Fort Worth Basin in Parker, Hood, Shackelford, Jack, Wise and Palo Pinto counties.

Current Business Plans and Pursuits

The Company is directing its efforts to the development and commercial exploitation of oil and gas wells that it presently holds an interest in, as well as developing opportunities for cooperation with companies that possess established cash flow, and resources in Israel, to further develop properties in Israel.

Israel

The Company is dedicated exploring and locating untapped petroleum resources in Israel. In July 2003, the Company completed a purchase in Israel, through Ness Israel, of equipment for oil and gas exploration and production, including recovery. The equipment includes a total of approximately 29 different components and parts, including diesel engines, a drilling rig, a large truck, piping, and pumps. The purchase price was $118,000. The equipment is stored in Israel. The Company utilizes these items in its effort to develop and exploit the Israel properties. The Company is currently in its ramp-up to the exploitation of the Israeli interests and is engaged in completing the required engineering, and administrative work. The Company has, through its subsidiary Ness of Israel, sold to Modiin Partnership one half of their license in Zohar, and retains a 50% interest in the license. Ness of Israel is currently selling this 50% interest in a public offering being undertaken by Modiin Partnership. We continue to pursue our Israeli properties, as demonstrated in the results of activities in the financial statements.

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

Domestic

Ness had 24 wells producing revenues in 2006. 21 were in North Texas with approximately 8,966 acres of additional land available on which to pursue additional drilling operations. During 2006 all of the producing wells in South Texas were lost due to lack of production resulting from mechanical issues on the wells. The company’s lack of resources to correct the mechanical issues caused the loss of these and many other leases, primarily due to funding agreements not being honored by our Joint Venture partner, EP Energy Ventures.. The wells and leases that were lost were primarily in the South Texas region.

The production and development of the Company’s wells in Texas are predominately in fields that already have producing wells, and significant geological support. Many of these fields were abandoned by larger oil and gas companies in a time when gas prices were significantly less than what they are today. The Company believes that with the higher prices for oil and gas, and improved technology, it can develop profitable, productive wells.

Available Information

Our website is located at http://www.nessenergy.com. This Form 10-KSB and all other reports filed by the Company with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website as soon as reasonably practicable after the report is electronically filed with the SEC, at http://www.nessenergy.com.

PROVED RESERVES POSITION

In Israel, the Company has the drilling rights, either directly, or indirectly, to 353,800 SKM. Ness is currently expanding efforts to satisfy, engineering and licensing requirements on the Med Ashdod, Nir-AM, Beeri, and Zohar leases. Additionally, Ness has entered into operator agreements with Modi’in Management, a Ness subsidiary. In 2006 Ness of Israel is in a public offering to sell the balance of their 50% of its license in the Zohar field to Modiin Limited Partnership. This partnership is managed by Modiin Management, which is 55% owned by Ness of Israel. Ness, by and through its subsidiaries, owns approximately 15% of Modiin Partnership.

Domestically, as of December 31, 2006, the Company’s future net cash flows has been estimated to be approximately $236,542,000. This compares to $379,497,000 as of December 31, 2005. The decrease, of 38% from 2005, is the result of, but not limited to, leases lost from lack of production and development activity.

	2006	2005	Change %
Future net cash flows	236,542,000	379,497,000	-38%
Standardized measure of discounted future net cash flows	117,873,000	209,690,000	-44%

For the year ended December 31, 2006, the Company’s proved oil reserves decreased approximately 254,000 bbls from 422,000 bbls to 168,000 bbls. The Company’s proved gas reserves decreased from approximately 64,170,000 MCF to 42,903,000 MCF. The decrease in reserves is primarily attributable to the leased property being lost due to lack of production and development activity. These numbers are estimates, and may vary from the actual production due to many variables, (please see: Certain Factors Affecting Future Results).

Customers and Distribution Methods

The Company primarily delivers natural gas and oil products to the market. The Company cannot, on its own, deliver products to the consumer. The Company sells its products to intermediaries, who either have, or have access to, consumer delivery systems. The Company feels that in this highly competitive industry, should circumstances require, other third party intermediaries would be readily available to acquire the Company’s products.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. The Company does not expect application of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157. This Statement provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect application of SFAS No. 157 to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have an effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, and to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect application of SFAS No. 158 to have any effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. The Company does not expect application of SFAS No. 159 to have a material effect on its financial statements.

OPERATIONS AND POLICIES

The Company has 1 full-time employee, including the Company’s President and CEO, Sha Stephens. The Company also hires outside professional consultants to handle certain additional aspects of the Company’s business. Management believes this type of contracting for professional services is the most economical and practical means for the Company to obtain such services at this time.

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

Foreign Taxes and United States Tax Credits

Ness’s income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the “Code”). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income generally arises when such income is included in Ness’s taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed. As of December 31, 2006, Ness has not had any federal income tax liabilities, and does not foresee any liability in the current period. Although, Ness cannot predict the future tax regulations of either domestic or foreign governments, such changes could impact the Company both negatively, or positively, and such impact cannot be anticipated.

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

In foreign countries, we may be subject to governmental restrictions on production, pricing, and export controls. Furthermore, regulations existing or imposed upon us at the time of any future acquisition of properties may change and have an unforeseeable impact on us. We have little or no control over the change of regulations or imposition of new regulations and restrictions by foreign governments, ex-appropriation or nationalization by foreign governments, or the imposition of additional foreign taxes and partial foreign ownership requirements.

Our operations are also subject to various provisions of federal, state, and local laws regarding environmental matters. The impact of these environmental laws on us may necessitate significant capital outlays, which may materially affect the earning potential of our oil and gas business in particular, and could cause material changes in the industry in general. We strongly encourage the operators of our oil and gas wells to conduct periodic environmental assessments of potential liabilities. To date, environmental laws have not materially hindered nor adversely affected our business.

States, countries, and other jurisdictions in which we have operations and plans to have new operations regulate the exploration, development, production, and prices on the sale of oil and gas. The United States government also regulates the price on oil. Markets for, and the value of, discovered oil and gas are dependent on such factors as regulation, including well spacing and production allowable, import quota competitive fuels, and proximity of pipelines and price-fixing by governments, all of which are beyond our control.

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

Forward-Looking Statements.

This prospectus contains certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the use in those statements of terminology such as “may,” “will,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. The forward-looking statements included in this prospectus address activities, events or developments that we expect or anticipate will or may occur in the future, including but not limited to:

•	Our ability to respond to changes in the marketplace;
•	Competitive factors;
•	The availability of financing on terms and conditions acceptable to us; and
•	The availability of personnel with the appropriate technical skills.

Although we believe the expectations expressed in the forward-looking statements included in this prospectus are based on reasonable assumptions within the bounds of our knowledge of our business at the time the statements are made, a number of factors outside of our control could cause actual results to differ materially from those expressed in any of the forward-looking statements included in this prospectus. Any one, or a combination, of these factors could materially affect our financial performance, business strategy, business operations, plans, goals and objectives. These factors include but are not limited to:

•	the effect of competition in our markets;
•	our ability to attract and retain experienced management;
•	our ability to manage fluctuations of currencies in which we receive revenue or incur expenses; and
•	other factors described in this prospectus under the heading “Risk Factors.”

Forward-looking statements that we make or that are made by others on our behalf are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ significantly from those in forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. The results or developments we anticipate may not be realized. Even if substantially realized, those results or developments may not result in the expected consequences for us or affect us, our business or our operations in the ways we expect. We caution readers not to place undue reliance on any of these forward-looking statements in this prospectus, which speak only as of their dates. We assume no obligation to update any of the forward-looking statements.

CERTAIN FACTORS - AFFECTING FUTURE RESULTS

We have experienced losses, and we expect losses to continue for the foreseeable future.

We have not had profits for several years. Revenues are not normally generated during exploration. Profitability will require the successful development of one or more of our oil and gas properties. We may not be able to successfully commercialize any of our oil and gas properties and thereby become profitable.

There is substantial doubt about our ability to continue as a going concern due to significant recurring losses from our operations and our accumulated deficit, all of which means that we may not be able to continue operations unless we obtain additional funding.

Our success is dependent on our ability to retain key personnel.

We believe that the oil and gas exploration, development and related management experience of our key personnel is important to our success. The active participation of our President, Shannon “Sha” Stephens, and certain key individuals is a necessity for our continued operations. We do not carry key person life insurance on any of our key personnel. We compete with bigger and better financed oil and gas exploration companies for these individuals. Our future success may depend on whether we can attract, retain and motivate highly qualified personnel. We plan to continue to provide employment contracts with these key executives, and provide other benefits that may be in our best interests. Although we hope to secure our key executives with employment agreements as soon as possible we cannot ensure that we will be able to continue to do so.

Prices of oil and natural gas fluctuate widely based on market conditions and any decline will adversely affect our financial condition.

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

The amount of insurance we carry may not be sufficient to protect us.

We maintain general liability insurance that we believe is adequate for our level of operations, but it may not cover all future claims. If a large claim is successfully asserted against us, we might not be covered by insurance, or it might be covered but cause us to pay much higher insurance premiums or a large deductible or co-payment. Furthermore, regardless of the outcome, litigation involving our operations or even insurance companies disputing coverage could divert management’s attentions and energies away from operations. The nature of the oil and gas business involves a variety of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to us.

Risks Related to Our Industry

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues from our operations.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We may not be able to develop oil and gas reserves on an economically viable basis, and our reserves and production may decline as a result.

To the extent that we succeed in discovering oil and/or natural gas reserves, we cannot assure that these reserves will be capable of supporting production levels we project or in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and gas reserves. Without the addition of reserves through exploration, acquisition or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Estimates of oil and natural gas reserves may be inaccurate and our actual revenues may be lower than financial projections.

We will make estimates of oil and natural gas reserves, upon which we will base our financial projections. We will make these reserve estimates using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. Economic factors beyond our control, such as interest rates and exchange rates, will also impact the value of our reserves. The process of estimating oil and gas reserves is complex, and will require us to use significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. As a result, our reserve estimates will be inherently imprecise. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Historically, in attempting to acquire, explore, and drill wells on oil and gas leases, we have often been at a competitive disadvantage since we had to compete with many companies and individuals with greater capital and financial resources and larger technical staffs. We have, in the past, sought to mitigate some of these problems by forming cooperative groups such as acquisition or development joint ventures with other entities and individuals. These joint ventures allow us access to more acquisition candidates and enable us to share evaluation and other costs among the venture partners.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We will obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet determined whether we will establish a cash reserve account for these potential costs in respect of any of our current properties or facilities, or if we will satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in onshore and offshore oilfield operations. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

We may have difficulty with production distribution, which could harm our financial condition.

In order to sell the oil and natural gas that we are able to produce, we will have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses.

Furthermore, future instability in one or more of the countries in which we will operate, weather conditions or natural disasters, actions by companies doing business in those countries, labor disputes or actions taken by the international community may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of Ness.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.

Increases in our operating expenses will impact our operating results and financial condition.

Exploration, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil and gas that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

There are many risks in drilling oil and gas wells.

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

We face intense competition.

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

Environmental risks may adversely affect our business.

All phases of the oil and natural gas business present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of international conventions and federal, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

Our business in Israel is subject to local legal, political and economic factors which are beyond our control, which could impair our ability to expand our operations or operate profitably.

We currently conduct business in Israel. We believe that Israel’s legal system is sufficiently developed, its political environment is sufficiently supportive and its economic condition is sufficiently stable to enable us to plan and implement our operations. However, there are risks that economic and political conditions will change in a manner adverse to our interests. These risks include, but are not limited to, terrorism, military repression, interference with private contract rights (such as privatization), extreme fluctuations in currency exchange rates, high rates of inflation, exchange controls and other laws or policies affecting environmental issues (including land use and water use), workplace safety, foreign investment, foreign trade, investment or taxation, as well as restrictions imposed on the oil and natural gas industry, such as restrictions on production, price controls and export controls. Any changes in oil and gas or investment regulations and policies or a shift in political attitudes in Israel or other countries in which we intend to operate are beyond our control and may significantly hamper our ability to expand our operations or operate our business at a profit.

For instance, changes in laws in the jurisdiction in which we operate or expand into with the effect of favoring local enterprises, changes in political views regarding the exploitation of natural resources and economic pressures may make it more difficult for us to negotiate agreements on favorable terms, obtain required licenses, comply with regulations or effectively adapt to adverse economic changes, such as increased taxes, higher costs, inflationary pressure and currency fluctuations.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension to any of these licenses or permits could hamper our ability to produce revenues from our operations.

Challenges to our properties may impact our financial condition.

Title to oil and natural gas interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interest in and to the properties to which the title defects relate.

Furthermore, applicable governments may revoke or unfavorably alter the conditions of exploration and development authorizations that we procure, or third parties may challenge any exploration and development authorizations we procure. Such rights or additional rights we apply for may not be granted or renewed on terms satisfactory to us.

If our property rights are reduced, whether by governmental action or third party challenges, our ability to conduct our exploration, development and production may be impaired.

Risks Related to Our Common Stock

The market price of our common stock may be highly volatile and subject to wide fluctuations.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;

•	fluctuations in revenue from our oil and natural gas business as new reserves come to market;
•	changes in the market for oil and natural gas commodities and/or in the capital markets generally;

•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels; and
•	changes in the social, political and/or legal climate in the regions in which we will operate.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the oil and natural gas industry;

•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	fluctuations in interest rates, exchange rates and the availability of capital in the capital markets; and

•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock under the registration statement of which this prospectus is a part and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singularly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operation and financial condition.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of the common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Offices

The Company leases their corporate offices located at 1508 Santa Fe, Weatherford Texas. The Company also owns one office unit in a building in Netanya Israel.

Oil and Gas Lease Interests

Ness does not own the land on which it has the working interests. The Company has the rights to the minerals contained in the land, primarily potential oil and gas. (See Below; “Schedules of Oil and Gas Operations”).

During 2006, Ness received no royalties from any lease rights or working interests, in our Israeli operations

Ness owns, and operates working interests primarily in one area:

•	North Texas, primarily in Jack, Palo Pinto, Parker, and Erath Counties of Texas

Production
(2) Production	2004		2005		2006
Natural Gas Per MCF
North Texas	Price	Production	Price	Production	Price	Production
A) Average sales price	$4.62	48,360	$6.70	59,508	$5.840	42,903
B) Average production cost	$3.76		$1.95		$1.95
South Texas
A) Average sales price	$4.57	15,480	$6.06	58,216	$6.77	44,075
B) Average production cost	$0.96		$1.68		$1.68
Oil per Barrel
North Texas
A) Average sales price	$43.57	438	$52.05	247	$59.46	162
B) Average production cost (1)	--	--	--	--	--	--
South Texas
A) Average sales price	--	--	$52.28	523	--	--
B) Average production cost (1)	--	--	--	--	--	--
(1) Oil production is a derivative product and therefore, production costs are assigned to gas production only.

Reserves Reported to Other Agencies

No reserves were reported to other federal agencies.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Area	Type of Right (1000,s of square KM)	Name
250	Lease	Med Ashdod
50	Preliminary Permit	Nir-AM
20	License	Beeri
33.8	License	Zohar

Domestically (exclusively Texas):

	Wells		Acreage
	Gross	Net	Gross	Net	Average Sales Price	Standardized measure of discounted future net cash flows	Projected Additional Investment

Proved Producing
North Texas	20	16	5,030	3,823	$5.56	$1,346,000	$--

Proved Nonproducing
North Texas			7,366	7,366		$116,527,000	$7,476,000

Schedule of Oil and Gas Properties at December 31, 2006

The reserve data represents only estimates that are based on subjective determinations. Accordingly, the estimates are expected to change, as additional information becomes available. Further, estimates of gas reserves, of necessity, are projections based on engineering and economic data. There are uncertainties inherent in the interpretation of such data, and there can be no assurance that the proved reserves set forth herein will ultimately be produced. Proved developed producing reserves are those expected to be recovered from currently producing zones under continuation of present operating methods. As provided in the Company’s Reserve report for December 31, 2006.

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

Per Share Common Stock Bid Prices by Quarter For the Year Ended December 31, 2006:

	High	Low
Quarter Ended December 31, 2006	$0.16	$0.10
Quarter Ended September 30, 2006	$0.20	$0.14
Quarter Ended June 30, 2006	$0.23	$0.18
Quarter Ended March 31, 2006	$0.23	$0.21

Per Share Common Stock Bid Prices by Quarter For the Year Ended December 31, 2005:

	High	Low
Quarter Ended December 31, 2005	$0.25	$0.15
Quarter Ended September 30, 2005	$0.28	$0.13
Quarter Ended June 30, 2005	$0.25	$0.10
Quarter Ended March 31, 2005	$0.22	$0.16

Holders of Common Equity

As of March 30, 2007, Ness had approximately 3,761 shareholders of record of its common stock.

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

Equity Securities Sold Without Registration

Set forth below is a listing of all sales by the Company of unregistered equity securities during the fourth quarter of 2006, excluding sales that were previously reported on Quarterly Reports on Form 10-QSB.

During October of 2006 the Company issued 5,000,000 shares to Hayseed Stephens Oil, Inc. in consideration of certain interest and principal of the debt between the Company and Hayseed Stephens Oil, Inc.

During October of 2006 the Company issued 3,000,000 shares to its subsidiary Rockoil Energy to be utilized to satisfy certain outstanding expenses. Such payments were not accepted, and thus the shares were cancelled during 2007.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company accomplished the following financial and operating results from 2005 to 2006:

1.	The company reduced fixed overhead costs, and reduced the asset base in an effort to focus on their Israeli operations.
2.
The company has on many occasions sought capital to exploit the minerals available under their lease rights. Less than a desired result has been obtained, and it is unlikely that the company will acquire the capital necessary to complete their reserves. Therefore, the company has written down their oil and gas properties to the proved producing level, as the company evaluates their potential options.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized. No impairment was required in 2006 and 2005.

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

Ness has access to information collected by Israeli oil and gas concerns and consultants, including, seismic data and analysis, engineering reports, as well as geological and geophysical surveys. Additionally, the Company has acquired data, from the drilling of test wells, well logs, drill stem tests, drill cuttings, as well as from three geological and geophysical surveys completed by Ness.

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

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. For example, as we analyze actual plugging and abandonment information, we may revise our estimates of current costs, the assumed annual inflation of these costs and/or the assumed productive lives of our wells. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates. During 2006, and 2005 the Company recognized $6,000 and $6,000, respectively of accretion.

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

Proved Oil and Gas Reserves

Our estimates of proved oil and gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and gas reserves are the estimated quantities of natural gas and crude oil reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of numerous factors including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

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

Results of Operations

(a) Revenues

The Company accomplished the following financial and operating results from 2005 to 2006:

1.     The company reduced fixed overhead costs, and reduced the domestic asset base in an effort to focus on their Israeli operations.

2.    In the 3 quarter of 2006 it became clear to Ness management that it would not likely ever realize the capital needed to pursue domestic operations in South Texas. As previously reported, in early 2006, Ness entered into a joint venture agreement with EP Energy Ventures wherein EP Energy would provide the required capital for development activities on 13 wells in South Texas and Ness would provide the leases, manpower and expertise for the project. In mid-2006 the leadership at EP Energy shifted from a stance of cooperation and commitments to that of attempting to take that which belonged to Ness. The budgeted and committed funding never materialized even as Ness continued to spend funds acquiring leases and staying active in the area, based on the terms of the agreement between the two companies.  Once Ness management realized what was taking place, and realizing that the company did not have the funds necessary to continue operating in the area, Ness began attempting to liquidate the South Texas assets. E Energy attempted to remove Ness form the partnership that had been formed and informed Ness that it no longer had the right to produce or develop the lease Ness contributed to the venture. Once EP

Through 2006 the company lost the majority of its leases in South Texas, as well as 3 producing wells. The 3 wells had been online and had produced. However, mechanical problems and failures occurred in each of the 3 wells that required substantial additional capital to repair. The company did not have, nor did it acquire, the necessary capital to make the repairs. Therefore, the wells sat idle and eventually the leases terminated due to lack of production. The leases that did not have producing wells reached the end of their primary term and expired due to the lack of development activity.

The lack of capital to maintain producing wells and leases was due to 2 primary factors. First, there were mechanical failures and unforeseen circumstances that simply required more than the anticipated capital. Second, our attempts at raising the needed capital by partnering with other companies resulting in a joint venture between the company and EP Energy Ventures. Unfortunately, the leadership at EP Energy Ventures chose not to honor the terms of the agreement in place between the two companies and failed to fund even a single dollar of the amount to which they had committed.

(b) Costs and Expenses

General and administrative costs were decreased by 66% to $1,456,000 for 2006 from $4,386,000 for 2005. The change in general and administrative expenses decreased primarily due to costs associated with pursuing new ventures.

(c) Depreciation and Depletion

Depreciation and depletion decreased from $200,000 in 2005 to $132,000 in 2006. This decrease is predominately due to decreased production, generating increased depletion costs.

(d) Net Loss

Although the Company still has a loss of $1,219,000 for the year ended December 31, 2006, this reflects an improvement of 10% from the 2005 loss of $1,352,000. The change is due primarily from management’s decisions with respect to the choice of wells to be developed, sales of deep mineral rights that the Company was not intending to develop, and tighter costs controls and to a much lesser extent an increase in sale prices. The Company continues to evaluate all possible avenues to improve results, including, but not limited to, continued well expansion, sales of certain mineral rights, continued well management services, and tighter management controls.

Although the Company still has a loss of $1,219,000 for the year ended December 31, 2006, this reflects an improvement of 10% from the 2005 loss of $1,352,000. The change is due primarily from management’s decisions with respect to the choice of wells to be developed, fewer wells being produced, tighter cost controls and to a much lesser extent an increase in sale prices. The Company continues to evaluate all possible avenues to improve results, including, but not limited to, sales of certain mineral rights, continued well management services, and tighter management controls.

Income Tax Matters

Ness has loss carryforwards totaling approximately $11,717,000 as of December 31, 2005. At the time of the filing of this form 10-KSB the Company’s resources and professional staff is limited, with no taxes due, and other contributing factors, the company has not yet had time to allocate resources to file its 2005 Federal Income Tax Return to determine the amount of the loss carryforward as of December 31, 2006. There can be no assurance that the Company will be profitable in the future and the Company may, or may not be able to utilize any of this carryforward. Accordingly, the Company has recorded a valuation allowance against the asset for the carryforward. The net operating loss carryforwards expire as follows:

Year Expiring	(000 omitted)
2011	$1
2012	2
2018	104
2019	1,991
2020	2,532
2021	1,390
2022	2,071
2023	2,331
2024	1,295
2025	1,209
2026	5,244
Total	$18,170

ITEM 7. FINANCIAL STATEMENTS.

Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2006 and 2005 are presented in a separate section of this report following Item 14. The Consolidated Balance Sheet as of December 31, 2006 is also presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 8a CONTROLS AND PROCEDURES

Our management, including our chief executive officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2006, the period cover by the Annual Report on Form 10-KSB. Based upon that evaluation, our chief executive officer have concluded that the disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8b OTHER INFORMATION.

Information required under this disclosure is omitted, and will be contained in the Company’s definitive proxy statement which the Company intends to file within 120 days after the end of the Company’s year ended December 31, 2006, and such information is incorporated herein by reference.

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

10.18
Employment Agreement between the Company and Sha Stephens, president and CEO, dated February 28, 2005, filed as exhibit 10.18 to the registant's 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

10.19
Employment Agreement between the Company and Judson F. Hoover, CFO dated February 28, 2005, filed as exhibit 10.19 to the registant's 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

10.20	Agreement between the Company and a certain company, in respect of the acquisition by the investors of certain oil and gas rights, dated February 28, 2005 +

14	Code of Ethics, filed as exhibit 14 to the registrant's 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

21.1	List of Subsidiaries filed as exhibit 21 to the registrant's 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

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

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer, pursuant to 18USC and 1350, section 906 of the Sarbanes - Oxley Act of 2002 *

* Filed Herewith

+ All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2006 and 2005 for professional services of our principal accountant for the audits of our financial statements and reviews of our quarterly reports on Forms 10-QSB, were $78,000 and $90,000 was remitted to our principal accountant.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, Ness caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ness Energy International, Inc.

April 12, 2007	By: /s/ Sha Stephens
Sha Stephens
President and Chief Executive Officer

Ness Energy International, Inc. and Subsidiaries
Index to Consolidated Financial Statements
December 31, 2006 and 2005

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 -18
Supplemental Oil and Gas Data (Unaudited)	F-19

-index-

Report of Independent Registered Public Accounting Firm

Ness Energy International, Inc. and Subsidiaries
Consolidated Balance Sheet
(Rounded to thousands, except share amounts)
December 31, 2006

Assets
Current Assets:
Cash	146
Other current assets	224
Total Current Assets	370
Property and Equipment:
Property and equipment, net	803
Oil and gas properties - full cost method:
Oil and gas properties, proved	1,346

Less accumulated depreciation and depletion	(214)

Net oil and gas properties	1,132
Total Property and Equipment	1,935
Total Assets	$2,305

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$885
Accounts payable - related parties	1,423
Liability to unconsolidated parternship
Current portion - long-term debt	712
Total Current Liabilities	3,020
Asset retirement obligations, non-current	120
Stockholders’ Equity
Preferred stock, $0.10 par value 10,000,000 shares authorized, none issued	--
Common stock, no par value, 500,000,000 shares authorized,
180,031,828 shares issued and outstanding	36,786
Accumulated deficit	(37,621)
Accumulated other comprehensive income	--
Total Stockholders' Equity	(835)
Total Liabilities and Stockholders' Equity	$2,305

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	2005	2004
Revenues
Well Management Services	$--	$1,564
Oil and gas revenues	784	818
Total Revenues	784	2,382
Lease operating expenses	297
Production taxes	15	19
Depletion and depreciation	132	200
General and administrative expenses	1,456	4,386
Total Operating Expenses	1,900	4,863
Operating loss	(1,115)	(2,481)

Other Income (Expenses)
Interest expense	(139)	(78)
Amortization of expired Goodwill	(3724)	(1)
Gain on sale of investment property		1,400
Settlement of accounts payable	118	--
Loss from operations before tax	(4,819)	(1,160)

Net loss before other comprehensive loss	(4,819)	(1,160)
Unrealized losses on certain investments in unconsolidated subsidaries, net of tax	(425)	(10)
Comprehensive Net Loss	$(5,244)	$(1,170)
Net Loss Per Weighted Average Share:
Net Loss per share - basic and diluted	$(0.03)	$(0.01)
Weighted average shares	169,525,523	159,024,548

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Rounded to thousands, except share amounts)
Years Ended December 31, 2005 and 2004

	Common Stock		Paid-In	Accumulated		Common Accum Stock to Other Be issued Comprehensive	Deferred
	Shares	Amount	Capital	Deficit		Income	Consulting	Total
Balance January 1, 2004	99,478,980	$21,528	32	$(15,516)		$62	(828)	$5,278

Issuance of common stock for:
Future services	8,943,873	3,073	-	-		-	(2,520)	553
Oil and gas property	2,726,733	651	-	-		-	-	651
Services	3,061,243	636	-	-		-	-	636
Cash	542,922	144	-	-		-	-	144
Shares issued in acquisition of subsidiaries	1,900,000	765	-	-		-	-	765
Shares issued to extinguish related party debt	33,766,533	11,542	-	-		-	-	11,542
Retirement of stock issued for deferred consulting	-	(4,157)	-	-		-	3,348	(809)
Retirement of stock purchase warrants	-	-	(32)	-		-	-	(32)
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-	-	-	-		(52)	-	(52)

Net loss	-	-	-	(1,300)		-	-	(1,300)
Balance December 31, 2004	150,420,284	$34,182	-	$(16,816)		$10	$-	$17,376

Issuance of common stock for:
Outside Services	10,092,320	1,890	-	-		-	-	-
Cash	2,720,213	214	-	-		-	-	244
Employee Compensation	316,633	14	-	-		-	-	-
Officer Compensation	2,163,982	103	-	-		-	-	103
Director Compensation	2,460,000	109	-	-		-	-	-
Net change in unrealized appreciation on securities available for sale, net of tax effect of $0	-	-	-	-		(10)	-	(10)
Common stock to be issued					18
Net loss	-	-	-	(1,160)		-	-	(1,160)
Balance December 31, 2005	168,173,432	$36,512	-	$(17,976)	18	$-	-	$18,554

Issuance of common stock for:
Outside Services	8,000,000	6	-	-		-	-	6
Cash	344,444	31	-	-		-	-	31
Employee Compensation	25,000	1	-	-		-	-	1
Officer Compensation	3,488,952	218	-	-		-	-	218
Director Compensation	--	--	-	-		-	-	-
Write down of oil and gas properties		-	-	(14,401)-			-	--
Common stock issued		18			(18)			--
Net loss	-	-	-	(5,244)		-	-	(5,244)
Balance December 31, 2006	180,031,828	$36,786	-	$(37,621)	--	$-	$-	$13,566

See notes to consolidated financial statements.

Ness Energy International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Rounded to thousands)
Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows From Operating Activities
Net Loss	$(5,244)	$(1,160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	132	200
Accretion of interest on asset retirement obligations	4	4
Impairment of goodwill	3,724	36
Recognition of services performed for stock	--	--
Stock issued for:
Services	31	2,134
Employee benefits	--	--
Retirement of stock issued for deferred consulting, net	--	--)
Change in operating assets and liabilities:	(476)	(382)
Accounts receivable - trade
Accounts receivable - related parties	(350)	(258)
Other current assets	(139)	(50)
Accounts payable and accrued expenses	1,196	1,133
Accounts payable - related party	(415)	516
Asset retirement obligations	(3)	--
Net Cash Provided By (Used In) Operating Activities	(1,540)	2,173
Cash Flows From Investing Activities
Capital Expenditures	--	(2,123)
Investment in unconsolidated partnership	943	(118)
Net Cash Used in Investing Activities	943	(2,241)
Cash Flows From Financing Activities
Proceeds from borrowings on debt - related party	--	--
Proceeds from borrowings on long-term debt	1,027	--
Repayments on long-term debt	(513)	(51)
Proceeds received from sales of common stock	31	214
Net Cash Provided By (Used In) Financing Activities	545	163
Net Change in Cash	(52)	95
Cash at Beginning of Year	198	103
Cash at End of Year	$146	$198

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

(b) Management's Plans

1.  The company reduced fixed overhead costs, and reduced the domestic asset base in an effort to focus on their Israeli operations.

2.  In the 3 quarter of 2006 it became clear to Ness management that it would not likely ever realize the capital needed to pursue domestic operations in South Texas. As previously reported, in early 2006, Ness entered into a joint venture agreement with EP Energy Ventures wherein EP Energy would provide the required capital for development activities on 13 wells in South Texas and Ness would provide the leases, manpower and expertise for the project. In mid-2006 the leadership at EP Energy shifted from a stance of cooperation and commitments to that of attempting to take that which belonged to Ness. The budgeted and committed funding never materialized even as Ness continued to spend funds acquiring leases and staying active in the area, based on the terms of the agreement between the two companies.  Once Ness management realized what was taking place, and realizing that the company did not have the funds necessary to continue operating in the area, Ness began attempting to liquidate the South Texas assets. E Energy attempted to remove Ness form the partnership that had been formed and informed Ness that it no longer had the right to produce or develop the lease Ness contributed to the venture. Once EP

3.  Through 2006 the company lost the majority of its leases in South Texas, as well as 3 producing wells. The 3 wells had been online and had produced. However, mechanical problems and failures occurred in each of the 3 wells that required substantial additional capital to repair. The company did not have, nor did it acquire, the necessary capital to make the repairs. Therefore, the wells sat idle and eventually the leases terminated due to lack of production. The leases that did not have producing wells reached the end of their primary term and expired due to the lack of development activity.

4.  The lack of capital to maintain producing wells and leases was due to 2 primary factors. First, there were mechanical failures and unforeseen circumstances that simply required more than the anticipated capital. Second, our attempts at raising the needed capital by partnering with other companies resulting in a joint venture between the company and EP Energy Ventures. Unfortunately, the leadership at EP Energy Ventures chose not to honor the terms of the agreement in place between the two companies and failed to fund even a single dollar of the amount to which they had committed.

5.  Management has changed direction to focus on more profitable operations in Israel.
The company has on many occasions sought capital to exploit the minerals available under their lease rights. Less than a desired result has been obtained, and it is unlikely that the company will acquire the capital necessary to complete their reserves. Therefore, the company has written down their oil and gas properties to the proved producing level, as the company evaluates their potential options.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is removed from the capitalized costs to be amortized. No impairment was required in 2006 or 2005.

In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10 percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. As capitalized costs do not exceed the estimated present value limitation, the accompanying consolidated financial statements do not include a provision for such impairment of oil and gas property costs for the years ended December 31, 2006 and 2005.

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

Goodwill

Goodwill represents the excess of the purchase price of assets acquired over the fair market value of such assets at the date of acquisition. The Company tests goodwill for impairment on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. If the carrying value of the reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess. The Company did write off $3,724,000 of Goodwill associated with a subsidiary.

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

Note 2. Summary of Significant Accounting Policies - continued

New Accounting Pronouncements Standards Implemented

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company does not expect application of SFAS No. 155 to have a material effect on its financial statements.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement. The Company does not expect application of SFAS No. 156 to have a material effect on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. The Company does not expect application of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157. This Statement provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect application of SFAS No. 157 to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have an effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, and to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect application of SFAS No. 158 to have any effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. The Company does not expect application of SFAS No. 159 to have a material effect on its financial statements.

Note 3. Supplemental Cash Flow Information

The Company made cash payments of interest expense of $0.00 and $45,000 to related parties in 2005 and 2004, respectively. No income taxes were paid during the years ended December 31, 2005 and 2004, to the US Government. There was a payment of approximately $1,000US to the Israeli Government for their value added tax.

Non-cash investing and financing activities for the years ended December 31, 2006 and 2005 are as follows:

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

Note 4. Investments in Marketable Securities

The Company during 2005 sold some investment property, that had a net book value of $0.00, realizing a gain of $1,400,000. The Company had no sales of investment during 2004.

Note 4. Investments in Marketable Securities - continued

Changes in accumulated other comprehensive income related to investments for the years ended December 31 are as follows:

	2005	2004
Accumulated other comprehensive income:
Holding gain (loss) arising during the period	$(10)	$(52)
Change in unrealized gain (loss) on securities available for sale	$(10)	$(52)

Note 5. Property and Equipment

Property and equipment are comprised of the following at December 31, 2005:

Land and buildings	$465
Transportation equipment and vehicles	297
Drilling equipment	115
Water farm	34
Furniture and fixtures	183
Gas pipeline	132
Total Property and Equipment	1,226
Less accumulated depreciation	423
Property and Equipment, net	$803

Note 6. Accounts Payable — Related Parties

At December 31, 2004, Accounts Payable — Related Parties consisted of amounts due for advances from related parties, that the Company anticipates repaying out of working capital within 2005.

Note 7. Long-Term Debt

Long-term debt consists of the following at December 31, 2004:

Long term debt on convertible debentures, net of amortization	$667

Auto loans payable, bearing interest at 5.6%, maturity date of 5/7/07, with monthly payments of $2,004 including interest; secured by two vehicles being financed	45
Total long-term debt	712
Less current portion	712
Total long-term portion	$--

 Note 8. Asset Retirement Obligations

Pursuant to SFAS 143, Accounting for Asset Retirement Obligations, the Company has recognized the fair value of the asset retirement obligation for the abandonment of oil and gas producing facilities from January 1, 2003 (implementation date) forward. The present value of the estimated asset retirement costs has been capitalized as part of the carrying amount of the related long-lived assets. The liability has been accreted to its present value at the end of the year, and the capitalized cost approximated $92,000. Upon initial implementation, the Company recognized $460 for the cumulative effect of the change in accounting principle due to accretion from acquisition date to the implementation date less depletion recapture due to the estimated salvage values of the properties. The Company evaluated 28 wells (20 acquired during 2003), and has determined a range of abandonment dates between December 2007 and December 2023 and a total salvage value of $232,000. The following represents the amount of the retirement obligation at the beginning and end of the year ended December 31, 2006:

	2006	2005
Beginning balance at January 1	$88	$88
Liabilities incurred during the period	--	--
Liabilities settled during the period	--	--
Accretion of interest	4	4
Revisions of estimate	4
Ending balance at December 31	$92	$92

Note 10. Income Taxes

A reconciliation of statutory tax rates to the Company's effective tax rates follows:

	2006	2005
Benefit at statutory rates	(34)%	(34)%
Losses not providing benefits	34%	34%
Effective rate	-%	-%

The deferred tax assets are comprised primarily of the Company’s net operating loss carryforwards and impairment recorded on investments.

	2006	2005
Net operating loss carryforward	$10,164	$4,378
Impairment on investments	340	340
Other	6	6
Less valuation allowance	(10,510)	(4,724)
Net deferred tax asset	$--	$--

Note 10. Income Taxes - continued

The Company’s net operating loss carryforwards may be applied against future taxable income. The net operating loss carryforwards expire as follows:

Expiring
2011	$1
2012	2
2018	104
2019	1,991
2020	2,532
2021	1,390
2022	2,071
2023	2,331
2024	1,295
2025	1,160
2026	5,440
Total	$18,317

Note 11. Foreign Currency Translation

The consolidated financial statements include the assets, liabilities, and operations of two foreign subsidiaries, Ness of Israel, and Modiin Management, whose statements reflect total assets of approximately $117,000 and $731,000, respectfully at December 31, 2006 and total revenues of approximately $112,000 and $115,000, respectfully for the year then ended. These foreign subsidiaries were not consolidated as of December 31, 2004.

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

Estimated quantities of proved oil and gas reserves of the Company (all of which are located in the United States) are as follows:

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
December 31, 2006 - Proved Producing	1,380	355,070
December 31, 2006 - Proved Non-producing	167,080	28,514,490
December 31, 2005 - Proved Producing	8,218	804,086
December 31, 2005 - Proved Non-producing	292,845	49,331,703
December 31, 2005 - Proved Undeveloped	120,528	14,034,072
December 31, 2004 - proved producing reserves	7,937	418,991
December 31, 2004 - proved non-producing reserves	248,778	31,904,139
December 31, 2003 - proved producing reserves	61,183	129,309
December 31, 2003 - proved non-producing reserves	757	15,075,038

	Petroleum Liquids (Bbls)	Natural Gas (Mcf)
Reserves at December 31, 2003	256,715	32,323,130
Revisions of previous estimates	(51,477)	10,151,773
Production	(770)	(117,725)
Purchase of reserves in place	217,123	18,812,683
Reserves at December 31, 2004	421,591	61,169,861
Revisions of previous estimates	(252,361)	(32,182,576)
Production	(770)	(117,725)
Reserves at December 31, 2005	168,460	28,869,560

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED) - continued

The standardized measure of discounted estimated future net cash flows, and changes therein, related to proved oil and gas reserves for the years ended December 31, 2004 and 2003 is as follows:

	2006	2005
Future cash inflows	$182,431,000	$630,581,000
Future production costs	(25,857,000)	(82,544,000)
Future development costs	(7,476,000)	(24,425,000)
Future income tax	(44,729,000)	(169,807,000)

Future net cash flows	104,,369,000	379,497,000
10% annual discount	(46,966,000)	(169,807,000)

Standardized measure of discounted future net cash flows	$57,403,000	$69,242,000

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

Production
(2) Production	2005		2006
Natural Gas Per MCF
North Texas	Price	Production	Price	Production
A) Average sales price	$4.62	48,360	$6.70	59,508
B) Average production cost	$3.76		$1.95
South Texas
A) Average sales price	$4.57	15,480	$6.06	58,216
B) Average production cost	$0.96		$1.68
Oil per Barrel
North Texas
A) Average sales price	$43.57	438	$52.05	247
B) Average production cost (1)	--	--	--	--
South Texas
A) Average sales price	--	--	$52.28	523
B) Average production cost (1)	--	--	--	--
(1) Oil production is a derivative product and therefore, production costs are assigned to gas production only.

Internationally (exclusively Israel):

The Company either directly, or indirectly has the following rights in Israel:

Area	Type of Right (1000,s of square KM)	Name
250	Lease	Med Ashdod
50	Preliminary Permit	Nir-AM
20	License	Beeri
33.8	License	Zohar

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