Form 10KSB/A
period 2006-12-31
NESS ENERGY INTERNATIONAL INC /NV/
filed 2007-04-17
CIK 353634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Results of Operations

(a) Revenues

The Company accomplished the following financial and operating results from 2005 to 2006:

1.  The company substantially reduced fixed overhead costs, and reduced the domestic asset base in an effort to focus on their Israeli operations.

2.  In the 3rd quarter of 2006 it became clear to Ness Management that it would not likely ever realize the capital needed to pursue domestic operations in South Texas. As previously reported, in early 2006, Ness entered into a joint venture agreement with EP Energy Ventures wherein EP Energy would provide the required capital for development activities on 13 wells in South Texas and Ness would provide the leases, manpower and expertise for the project. In mid-2006 the leadership at EP Energy shifted from a stance of cooperation to that of apparently intending to take that which belonged to Ness. The budgeted and committed funding was never forwarded to Ness even as Ness continued to spend funds acquiring leases and staying active in the area, based on the terms of the agreement between the two companies.  Once Ness management realized what was likely taking place, and realizing that the company did not have the funds necessary to continue operating in the area on its own, Ness began attempting to liquidate the South Texas assets. EP Energy took action, contrary to its original commitment and the terms of the agreement between the two companies, that clouded Ness’ right to the leases and the wells. This had the effect of rendering it very difficult for Ness to proceed with the liquidation. Ness entertained many potential buyers, who are all discouraged by the cloud created by EP Energy.

The result of the above failure on the part of EP Energy wad that through the latter half of 2006 Ness lost the majority of its leases in South Texas, as well as 3 producing wells. The 3 wells had been online and had produced. However, mechanical problems and failures occurred in each of the 3 wells that required substantial additional capital to repair. Ness did not have, and was unable to acquire, the necessary capital to make the repairs. Therefore, the wells sat idle and eventually the leases terminated due to lack of production. Many of the leases that did not have producing wells reached the end of their primary term and expired due to the lack of development activity.

3.  For three years Ness Management has booked significant oil and gas reserves due to the number of acres held in geologically favorable areas of North and South Texas. There is little doubt, by Ness Management, that the previously booked reserves are accurate and recoverable. However, Ness Management has conceded that it has thus far been unsuccessful in acquiring the necessary capital to exploit those assets and realize the revenue from that production, and feels that it will not likely accomplish this in the near future. Therefore, it has been decided that Ness will no longer claim all of the reserve potential that exists in these areas. This has resulted in a substantial reduction in the value of Ness oil & gas reserves.

4.  The previously announced domestic asset divestiture plan has not progressed as originally anticipated. This is due in part to the difficulties summarized in paragraph 2 above, as well as several transactions in which Ness was to sell certain North Texas assets that have failed due to the purchasing party simply abandoning the transaction.

5.  While Ness Management does not, at the time of this filing, have a clear plan of recovery, they are continuing to attempt to sell North Texas oil & gas assets in an effort to create the capital necessary to continue operating. Overhead expenses have been reduced dramatically and the company is currently operating with minimal staff and facilities. Ness Management is still focusing on its Israel operations and continues to make efforts to advance there.

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

April 17, 2007

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